Form 10-Q
period 2021-09-30
Day One Biopharmaceuticals, Inc.
filed 2021-11-08
CIK 1845337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(650) 484-0899

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DAWN	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, the registrant had 61,928,939 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$297,160	$43,728
Prepaid expenses and other current assets	6,151	1,343
Total current assets	303,311	45,071
Property and equipment, net	62	77
Operating lease right-of-use asset	273	406
Deposits and other long-term assets	137	107
Total assets	303,783	45,661
Liabilities, redeemable convertible preferred shares, redeemable convertible noncontrolling interest and stockholders’ equity/members’ (deficit)
Current liabilities:
Accounts payable	$683	$202
Accrued expenses and other current liabilities	5,161	1,596
Current portion of operating lease liabilities	202	198
Total current liabilities	6,046	1,996
Operating lease liabilities, long-term	65	204
Total liabilities	6,111	2,200
Commitments and contingencies (Note 8)
Redeemable convertible preferred shares, no par value; no shares authorized, issued and outstanding at September 30, 2021; 22,851,257 shares authorized, issued and outstanding at December 31, 2020	—	91,964
Redeemable convertible noncontrolling interest	—	5,702
Stockholders’ equity/members’ (deficit)
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, no shares issued and outstanding at September 30, 2021; No shares authorized, issued, and outstanding at December 31, 2020	—	—
Common shares, no par value; no shares authorized, issued and outstanding at September 30, 2021; 28,887,127 shares authorized and 6,035,869 shares at December 31st, 2020	—	2,000
Common stock, 500,000,000 shares authorized, $0.0001 par value, 61,928,939 shares issued and outstanding at September 30, 2021; No shares authorized, issued, and outstanding at December 31, 2020	6	—
Additional paid-in-capital	403,214	—
Incentive shares, no par value; no shares authorized, issued and outstanding at September 30, 2021; 4,312,540 shares authorized and 4,112,012 shares issued and outstanding at December 31, 2020	—	637
Accumulated deficit	(105,548)	(56,842)
Total stockholders’ equity/members’ (deficit)	297,672	(54,205)
Total liabilities, redeemable convertible preferred shares, redeemable convertible noncontrolling interest and Stockholders' equity/members' (deficit)	$303,783	$45,661

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,849	$2,537	$32,395	$4,935
General and administrative	9,392	1,024	18,373	2,703
Total operating expenses	19,241	3,561	50,768	7,638
Loss from operations	(19,241)	(3,561)	(50,768)	(7,638)
Interest expense	(6)	(9)	(19)	(22)
Other expense	7	(1)	(29)	(5)
Changes in fair value of derivative tranche liability	—	(271)	—	(578)
Net loss and comprehensive loss	(19,240)	(3,842)	(50,816)	(8,243)
Net loss attributable to redeemable convertible noncontrolling interests	—	(1,018)	(2,109)	(2,113)
Exchange of redeemable noncontrolling interest shares – deemed dividend	—	—	(99,994)	—
Net loss attributable to common share members/common stockholders	$(19,240)	$(2,824)	$(148,701)	$(6,130)
Net loss per share, basic and diluted	$(0.33)	$(0.50)	$(4.98)	$(1.12)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	57,514,218	5,601,511	29,859,883	5,456,733

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Redeemable Convertible Preferred Shares, Redeemable Noncontrolling Interest and
Stockholders’ Equity/ Members’ (Deficit)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Shares		Redeemable Noncontrolling	Common Stock		Common Shares		Incentive Shares		Additional Paid-In	Accumulated	Stockholders' Equity/Members'
	Shares	Amount	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	22,851,257	$91,964	$5,702	—	$—	6,035,869	$2,000	4,112,012	$637	$—	$(56,842)	$(54,205)
Issuance of Series B redeemable convertible preferred shares for cash, net of issuance costs of $243	9,638,141	129,757	—	—	—	—	—	—	—	—	—	—
Share-based compensation expenses	—	—	—	—	—	—	—	—	538	—	—	538
Issuance of incentive shares	—	—	—	—	—	—	—	874,335	—	—	—	—
Net loss attributable to redeemable noncontrolling interest	—	—	(919)	—	—	—	—	—	—	—	—	—
Net loss attributable to Day One Biopharmaceuticals Holding Company, LLC members	—	—	—	—	—	—	—	—	—	—	(15,182)	(15,182)
Balance at March 31, 2021	32,489,398	$221,721	$4,783	—	$—	6,035,869	$2,000	4,986,352	$1,175	$—	$(72,024)	$(68,849)
Issuance of incentive shares	—	—	—	—	—	—	—	2,085,460	—	—	—	—
Cancellations of incentive shares	—	—	—	—	—	—	—	(265,596)	—	—	—	—
Net loss attributable to Day One Biopharmaceuticals Holding Company, LLC members	—	—	(1,191)	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred, common, and incentive shares into common stock	(32,489,398)	(221,721)	—	43,958,557	4	(6,035,869)	(2,000)	(6,806,216)	(1,175)	224,892	—	221,721
Conversion of redeemable noncontrolling interest to common stock	—	—	(3,592)	6,470,382	1	—	—	—	—	3,592	—	3,592
Common stock issued in IPO, net of issuance costs of $16,995	—	—	—	11,500,000	1	—	—	—	—	167,044	—	167,045
Share-based compensation expenses	—	—	—	—	—	—	—	—	—	2,537	—	2,537
Net loss attributable to common members/stockholders	—	—	—	—	—	—	—	—	—	—	(14,284)	(14,284)
Balance at June 30, 2021	—	$—	$—	61,928,939	$6	—	$—	—	$—	$398,065	$(86,308)	$311,763
Share-based compensation expenses	—	—	—	—	—	—	—	—	—	5,149	—	5,149
Net loss attributable to common members/stockholders	—	—	—	—	—	—	—	—	—	—	(19,240)	(19,240)
Balance at September 30, 2021	—	$—	$—	61,928,939	$6	—	$—	—	$—	$403,214	$(105,548)	$297,672

	Redeemable Convertible Preferred Shares		Redeemable Noncontrolling	Common Shares		Incentive Shares		Additional Paid-In	Accumulated	Stockholders' Equity/Members'
	Shares	Amount	Interest	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	12,502,752	$30,504	$5,487	6,035,869	$2,000	1,488,421	$111	$—	$(12,784)	$(10,673)
Issuance of incentive shares	—	—	—	—	—	528,211	—	—	—	—
Cancellations of incentive shares	—	—	—	—	—	(477,582)	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	59	—	—	59
Net loss attributable to redeemable convertible noncontrolling interest	—	—	(457)	—	—	—	—	—	—	—
Net loss attributable to Day One Biopharmaceuticals Holding Company, LLC members	—	—	—	—	—	—	—	—	(1,535)	(1,535)
Balance at March 31, 2020	12,502,752	$30,504	$5,030	6,035,869	$2,000	1,539,050	$170	$—	$(14,319)	$(12,149)
Issuance of incentive shares	—	—	—	—	—	21,419	—	—	—	—
Share-based compensation expenses	—	—	—	—	—	—	57	—	—	57
Net loss attributable to noncontrolling interests	—	—	(649)	—	—	—	—	—	—	—
Net loss attributable to common members/ stockholders	—	—	—	—	—	—	—	—	(1,760)	(1,760)
Balance at June 30, 2020	12,502,752	$30,504	$4,381	6,035,869	$2,000	1,560,469	$227	$—	$(16,079)	$(13,852)
Issuance of incentive shares	—	—	—	—	—	—	—	—	—	—
Share-based compensation expenses	—	—	—	—	—	—	60	—	—	60
Net loss attributable to noncontrolling interests	—	—	(1,018)	—	—	—	—	—	—	—
Net loss attributable to common members/ stockholders	—	—	—	—	—	—	—	—	(2,824)	(2,824)
Balance at September 30, 2020	12,502,752	$30,504	$3,363	6,035,869	$2,000	1,560,469	$287	$—	$(18,903)	$(16,616)

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(50,816)	$(8,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development assets	8,000	—
Share-based compensation expense	8,224	176
Depreciation and amortization expense	15	10
Amortization of operating right-of-use assets	133	96
Non-cash interest expense	19	22
Changes in derivative tranche liabilities	—	578
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,808)	(615)
Deposits and other long-term assets	(31)	(71)
Accounts payable	483	303
Accrued expenses and other current liabilities	3,565	316
Operating lease liabilities	(154)	(123)
Net cash used in operating activities	(35,370)	(7,551)
Cash flows from investing activities
Purchases of property and equipment	—	(93)
Cash paid for acquired in-process research and development assets	(8,000)	—
Cash used in investing activities	(8,000)	(93)
Cash flows from financing activities
Proceeds from issuance of Series B redeemable convertible preferred shares, net of issuance costs	129,757	—
Proceeds from issuance of common stock, net	167,045	—
Net cash provided by financing activities	296,802	—
Net increase (decrease) in cash and cash equivalents	253,432	(7,644)
Cash and cash equivalents, beginning of period	43,728	27,332
Cash and cash equivalents, end of period	$297,160	$19,688
Supplemental disclosures of noncash activities
Exchange of 45,331,483 preferred, common, and incentive shares in connection with the Conversion (Note 1)	$224,892	$—
Exchange of redeemable convertible noncontrolling interest to 6,470,382 shares of common stock (Note 13)	$3,592	$—
Right of use asset capitalization	—	545

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

1.
DESCRIPTION OF BUSINESS, ORGANIZATION AND LIQUIDITY

Organization and Business

Day One Biopharmaceuticals, Inc. (the “Company”), a successor to Day One Biopharmaceuticals Holding Company, LLC ("Day One Holding LLC)" is a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for patients of all ages with genomically-defined cancers. The Company’s lead product candidate, DAY101, has the potential to be a first-in-class, oral, brain-penetrant, highly-selective type II pan-RAF kinase inhibitor.

The Company started its operations in November 2018 under the name Hero Therapeutics Holding Company, LLC, a limited liability company under the laws of the State of Delaware. Subsequently, it changed its name to Day One Therapeutics Holding Company, LLC in December 2018 and to Day One Biopharmaceuticals Holding Company, LLC in March 2020. On May 26, 2021, the Company completed the conversion by filing a certificate of conversion with the Secretary of State of the State of Delaware and changed its name to Day One Biopharmaceuticals, Inc. As of September 30, 2021, the Company has two wholly owned subsidiaries: DOT Therapeutics-2, Inc. (“DOT-2”) (formerly Hero Therapeutics Inc. and Day One Biopharmaceuticals, Inc.), incorporated in Delaware in November 2018, and DOT Therapeutics-1, Inc. (“DOT-1”), incorporated in Delaware in December 2019.

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

In connection with the IPO and the Conversion, pursuant to the terms of the Millennium Stock Exchange Agreement and the Plan of Conversion, (“The Millennium Stock Exchange Agreement”) Millennium Pharmaceuticals, Inc. (“Takeda”) exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of DOT-1, a subsidiary of Day One Holding LLC, for 6,470,382 shares of common stock of the Company (the “Exchange”).

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

Notes to the Condensed Consolidated Financial Statements

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

Liquidity

The Company has incurred significant operating losses since inception and has relied primarily on public and private equity to fund its operations. On September 30, 2021, the Company had an accumulated deficit of $105.5 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and until then, the Company will need to continue to raise additional capital. As of September 30, 2021, the Company had cash and cash equivalents of $297.2 million. Based on current plans, the Company believes this will be sufficient to enable funding operations into 2023. Future requirements will depend on many factors and may prove to be wrong as available capital resources could be exhausted sooner than expected.

Risks and Uncertainties Related to COVID-19

We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, COVID-19, was first identified. The global spread of COVID-19 resulted in the World Health Organization declaring the outbreak a “pandemic,” or a worldwide spread of a new disease, in early 2020. This virus eventually spread worldwide, and to all 50 states within the United States. In response, most countries around the world, imposed quarantines and restrictions on travel and mass gatherings to contain the spread of the virus. Employers worldwide were also required to increase the capacity and arrangement for employees to work remotely. More recently, many of the restrictions and travel bans have been eased as global society as a whole works to return to pre-pandemic business and personal practices. We continue to monitor the situation as the landscape of lockdowns and restrictions can change rapidly and as the rise in variants continues. Although to date, these restrictions or variant cases have not materially impacted our operations, the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the United States and across the globe, may worsen over time and we are unable to predict the potential impact on our business.

Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, receive shipments of biologic materials, as well as be impacted by the temporary closure of the facilities of suppliers. The spread of an infectious disease, including COVID-19 or, its variants may also result in the inability of our suppliers to deliver supplies and services to us on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Though we have not yet experienced such events, if they would occur, they could result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. However, as of the date of this Form 10-Q, we have not experienced a material adverse effect on our business nor the need for reduction in our work force; and, currently, we do not expect any material impact on our long-term activity. The extent to which COVID-19 impacts our business will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, new information which may emerge concerning the increased severity of the COVID-19 virus, the actions to contain COVID-19, or treat its impact.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual consolidated financial statements for the years ended December 31, 2020 and 2019 included elsewhere in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 27, 2021, except as noted below.

Notes to the Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain notes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements as of that date but does not include all of the financial information required by U.S. GAAP for complete financial statements. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of September 30, 2021, cash equivalents include investments in money market funds. As of December 31, 2020, the Company did not have any cash equivalents, and cash was held in checking accounts.

Deferred Finance Issuance Costs

Deferred finance issuance costs, consisting of legal, accounting, audit and filing fees relating to in-process equity financings, including the Company’s IPO, are capitalized. Deferred issuance costs are offset against offering proceeds. As of September 30, 2021, the Company did not have any deferred finance issuance costs capitalized related to the IPO. As of December 31, 2020, the Company had capitalized $36,000 in deferred issuance costs related to its Series B redeemable convertible preferred share private financing.

Share/Stock-Based Compensation

Prior to the IPO, the Company recognized share-based compensation expense based on the estimated fair value of all share-based awards, incentive shares and restricted common share shares, on the date of grant using the option-pricing model. The option-pricing model requires the input of subjective assumptions, including the fair value of the underlying common shares, the expected term of the award, the expected volatility, risk-free interest rates, and the dividend yield. In determining the fair value of common shares, the methodologies used to estimate the enterprise value were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The participation threshold amounts are determined by the board of directors (the “Board”), at the time of grant. The expected life of the awards granted during the period was determined based on an expected time to the liquidation event. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant consistent with the life of the award. The expected volatility is based on a peer group in the industry in which the Company does business consistent with the expected time to liquidity. The dividend yield was set at zero as the underlying security does not and is not expected to pay a dividend.

Subsequent to closing of the IPO, the Company uses the Black-Scholes valuation model to estimate the fair value of options granted to employees and non-employees, intrinsic value to estimate the fair value of restricted stock award, and fair value of the Company’s common stock at the grant date for restricted stock units.

Notes to the Condensed Consolidated Financial Statements

The Black-Scholes option-pricing model, used to estimate fair value of stock options awards, requires the use of the following assumptions:

•
Fair Value of Common Stock—The Company’s closing price on the Nasdaq market at the grant date.
•
Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term for stock options is calculated using simplified method, as the weighted-average vesting term of the award and the award’s contract period.
•
Expected Volatility—Since the Company does not have sufficient trading history for its common stock, the expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the life cycle or area of specialty. The Company will continue to apply this process until sufficient historical information regarding the volatility of the common stock price becomes available.
•
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.
•
Expected Dividend Yield—The Company has never paid dividends on the common stock and has no plans to pay dividends on its common stock. Therefore, the expected dividend yield use is zero.

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

Notes to the Condensed Consolidated Financial Statements

3.
FAIR VALUE MEASUREMENTS

The financial instruments of the Company measured at fair value on a recurring basis are included in cash and cash equivalents. U.S. government money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

Financial Assets and Liabilities Measured on a Recurring Basis

The following table sets forth the Company’s financial instruments as of September 30, 2021 and December 31, 2020, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Money market funds, included in cash and cash equivalents	$124,040	$124,040	$—	$—

As of December 31, 2020, the Company did not have any money market funds.

There were no transfers between Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2021 or 2020.

4.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid insurance	$3,332	$41
Prepaid research and development expenses	2,646	1,259
Other prepaid expenses and other assets	173	43
Total prepaid expenses and other current assets	$6,151	$1,343

5.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Furniture and fixtures	$78	$78
Leasehold improvements	15	15
Less: accumulated depreciation and amortization	(31)	(16)
Property and equipment, net	$62	$77

Depreciation and amortization expense was immaterial for the three and nine months ended September 30, 2021 and 2020.

6.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development expenses	$2,331	$554
Accrued payroll related expenses	1,894	298
Accrued professional service expenses	751	717
Other	185	27
Total accrued expenses and other current liabilities	$5,161	$1,596

Notes to the Condensed Consolidated Financial Statements

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. The Company may also be required to make additional payments of up to $367.0 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. No milestones were achieved and due as of September 30, 2021.

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

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, DOT-1 made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1. The fair value of issued shares was estimated as $9.9 million, based on the price paid by other investors for issued shares in the Series A financing of DOT-1 Therapeutics, Inc. Based on the terms of the Millennium Stock Exchange Agreement, Takeda exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of DOT-1, Inc. for 6,470,382 shares of the Company’s common stock upon the effectiveness of the Conversion (refer to Note 1). During the nine months ended, September 30, 2021, the Company recorded a total of $10.9 million consideration for license and clinical supplies as research and development expenses.

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

Notes to the Condensed Consolidated Financial Statements

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which is recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sell such priority review voucher to a third party or use such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No other milestones, except as discussed above, were achieved and due as of September 30, 2021.

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

The Company determined the lease incremental borrowing rate (“IBR”) based on the information available at the applicable lease commencement date as the Company’s lease did provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. The Company determined the amounts of its lease liabilities using an IBR of 8%. As of September 30, 2021, the remaining lease term was 1.42 years.

The Company’s lease does not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Amortization of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Amortization was $133,000 and $96,000 for the nine months ended September 30, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $154,000 and $123,000 for the nine months ended September 30, 2021 and 2020, respectively. Variable payments expensed during the nine months ended September 30, 2021 and 2020 were immaterial.

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2021, the future lease obligations were as follows (in thousands):

Remaining three months in 2021	$51
2022	212
2023	18
Total future minimum lease payments	281
Less: Imputed interest	(14)
Present value of operating lease liabilities	$267

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, with the exception of one vendor with a potential termination fee if a purchase order is cancelled within a specified time and of another vendor where labor costs are non-cancellable after the approval of the project plan. As of September 30, 2021 and December 31, 2020, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into the license agreements, as disclosed in Note 7, pursuant to which the Company is required to pay milestones contingent upon meeting of specific events. The first milestone related to the Viracta License Agreement was achieved and recorded to research and development expense during the nine months ended September 30, 2021. The Company may be required to pay royalties on sales of products developed under these agreements. All products are in development as of September 30, 2021 and December 31, 2020, and no such royalties were due.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company is not subject to any material legal proceedings, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims, to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of September 30, 2021 and December 31, 2020.

9.
REDEEMABLE CONVERTIBLE PREFERRED SHARES

In June 2021, the Company completed its IPO, selling an aggregate of 11,500,000 shares of common stock. All outstanding redeemable convertible preferred shares were converted into 32,489,398 shares of common stock upon the completion of the IPO, June 1, 2021. As of September 30, 2021, the Company did not have any outstanding shares of redeemable convertible preferred shares.

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

Notes to the Condensed Consolidated Financial Statements

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

10.
COMMON STOCK

Upon completion of the IPO, the Company is authorized to issue 500.0 million shares of common stock at a par value $0.0001. As of September 30, 2021, 61,928,939 shares of common stock were issued and outstanding.

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

In November 2018, the Company entered into common shares purchase agreements with two founders of the Company. The individuals purchased a total of 2,790,000 common shares for a total purchase price of $300. Shares vest monthly for two and four years, respectively. Vesting for a certain number of shares was accelerated upon the Company’s closing of its Series A redeemable convertible preferred share financing. The Company also has an option for a period of ninety days after the individual’s employment is terminated either voluntarily or involuntarily to repurchase the unvested common shares at a price that is the lower of the original price per share paid by the founder for such stock or the fair value as of the date of such repurchase. As of December 31, 2020, there were 193,766 shares unvested. The founders’ shares were converted to common stock in the Conversion. As of September 30, 2021, all founders’ common stock were vested.

The Company has reserved shares of common stock for future issuances as follows:

September 30, 2021
Common stock options issued and outstanding	4,888,996
Restricted stock units issued and outstanding	66,420
Common stock available for future grants	1,413,584
Common stock available for ESPP	603,000
Total	6,972,000

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

Notes to the Condensed Consolidated Financial Statements

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

The fair value of the incentive shares was estimated using an option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Common share fair value	$ 6.36 - 8.89	$ 0.81 - 0.89
Participating threshold	$ 6.36 - 7.51	$0.27
Risk free rate	0.14%	0.18 - 0.3%
Volatility	72.90%	78 - 80%
Time to liquidity (in years)	0.20 - 1.80	3.03 - 3.30
Grant date fair value	$ 4.24 - 4.52	$ 0.71 - 0.74

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

Fair Value of Common Share

Prior to the IPO, management’s approach to estimate the fair value of the common share is consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”), considering a number of objective and subjective factors including: valuations of common shares performed with the assistance of independent third-party valuation specialists; the Company’s stage of development and business strategy, including the status of research and development efforts, and the material risks related to the business and industry; the Company’s results of operations and financial position, including levels of available capital resources; the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies; the lack of marketability of the common shares; the prices of redeemable convertible preferred shares sold to investors in arm’s length transactions and the rights, preferences, and privileges of the Company’s redeemable convertible preferred shares relative to those of common shares; the likelihood of achieving a liquidity event for the holders of the common and redeemable convertible preferred shares, such as an initial public offering or a sale, given prevailing market conditions. The fair value of the common shares was approved by the Board until such time as the Company shares are listed on an established stock exchange or national market system.

The incentive shares have been classified as equity awards and share-based compensation expense was based on the grant date fair value of the award.

The following table provides a summary of the incentive shares activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	4,112,017	$1.26
Granted	2,959,795	$4.32
Forfeited	(265,596)	$1.67
Converted to unvested common stock	(6,806,216)	$2.58
Outstanding as of September 30, 2021	—	—

Notes to the Condensed Consolidated Financial Statements

2021 Equity Incentive Plan

Immediately prior to consummation of the IPO, all of the outstanding incentive shares were converted into 5,433,290 shares of common stock, of which 4,719,605 were unvested common stock. The following table provides a summary of the unvested common stock grant activity during the nine months ended September 30, 2021.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock as of December 31, 2020	—	$—
Conversion of incentive shares	4,719,605	$16.00
Vested	(638,389)	$16.00
Unvested restricted stock as of September 30, 2021	4,081,216	$16.00

In May 2021, in connection with the IPO, the Board of Directors and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on the day before the date of the effectiveness of the IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2021 Plan is equal to the sum of: (1) 6,369,000; plus (2) 4,719,605 shares of common stock issued in respect of the Conversion of incentive shares that were subject to vesting immediately prior to the effectiveness of the registration statement for the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The number of shares available for grant and issuance under the 2021 Plan will be automatically increased on January 1 of each of 2022 through 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock, plus the total number of shares of Company common stock issuable upon conversion of any preferred stock or exercise of any warrants to acquire shares of Company common stock for a nominal exercise price issued and outstanding on each December 31 immediately prior to the date of increase or (b) such number of shares determined by the Board of Directors.

The following table provides a summary of stock option activity under the 2021 Plan during the nine months ended September 30, 2021.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted	4,888,996	$16.75
Outstanding at September 30, 2021	4,888,996	$16.75
Exercisable at September 30, 2021	37,447	$16.31

2021 Employee Stock Purchase Plan

In May 2021, the Board of Directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan, (“the ESPP”), which became effective on May 26, 2021. A total of 603,000 shares of common stock were reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share); b) an amount determined by the Board of Directors. No shares have been issued under the ESPP as of September 30, 2021. The Company recognized $0.1 million compensation expense related to the ESPP plan for the three and nine months ending September 30, 2021.

Share/Stock-based compensation

The Company uses intrinsic value to value its unvested common stock and stock options, which is the difference between the Company’s common stock market value and the exercise price of a share and recognizes expense over the vesting term of

Notes to the Condensed Consolidated Financial Statements

the award. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option granted with the following assumption for awards granted in May 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
Expected term (in years)	5.77 - 6.08	5.28 - 6.08
Expected volatility	64.88% - 65.38%	64.88% - 66.51%
Risk-free interest rate	0.82% - 0.99%	0.82% - 1.00%
Expected dividend yield	—	—

Share/stock-based compensation expense recorded in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$1,489	$58	$2,321	$127
General and administrative expense	3,660	2	5,903	49
Total share-based compensation expense	$5,149	$60	$8,224	$176

As of September 30, 2021, there was $58.4 million of unrecognized compensation cost related to unvested restricted stock, unvested RSUs and stock options that is expected to be recognized over a weighted-average period of approximately 2.8 years. The Company did not recognize incremental share-based compensation expense related to the conversion of the incentive shares to unvested common stock in accordance with the Conversion, as such exchange was at fair value.

12.
NET LOSS PER SHARE

Net Loss Per Share

Basic and diluted net loss per share attributable to common shareholders/stockholders after the Conversion is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss and comprehensive loss	$(19,240)	$(3,842)	$(50,816)	$(8,243)
Net loss attributable to redeemable convertible noncontrolling interests	—	(1,018)	(2,109)	(2,113)
Exchange of redeemable noncontrolling interest shares – deemed dividend (refer to Note 13)	—	—	(99,994)	—
Net loss attributable to common share members/common stockholders	(19,240)	(2,824)	(148,701)	(6,130)
Net loss per share, basic and diluted	$(0.33)	$(0.50)	$(4.98)	$(1.12)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	57,514,218	5,601,511	29,859,883	5,456,733

Notes to the Condensed Consolidated Financial Statements

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of September 30,
	2021	2020
Stock options	4,888,996	—
Unvested common shares	4,081,216	339,083
RSUs	66,420	—
Convertible preferred shares	—	5,377,528
Incentive Shares	—	683,379
	9,036,632	6,399,990

13.
REDEEMABLE NONCONTROLLING INTEREST

DOT-1, the Company’s subsidiary, issued Series A redeemable convertible preferred shares to Takeda in accordance with the Takeda Asset Agreement (Note 7). The Company concluded that it represented a redeemable noncontrolling interest.

The Company adjusted the carrying value of redeemable noncontrolling interest to allocate net losses of the subsidiary to Takeda. Transfers to and from the redeemable noncontrolling interest represented changes in ownership and the allocation of Series A redeemable convertible preferred shares issuance costs issued by the subsidiary.

On May 26, 2021, pursuant to the pursuant to the terms of the Millennium Stock Exchange Agreement, Takeda exchanged its 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1, for 6,470,382 shares of common stock of the Company. Prior to the Exchange, the Company accounted for the redeemable noncontrolling interest as discussed in the paragraph above and allocated $2.1 million and $0.9 million of net losses for the period from January 1 to May 26, 2021 and from April 1 to May 26, 2021, respectively, to Takeda. The Exchange resulted in DOT-1 becoming a wholly owned subsidiary of the Company and was recorded for accounting purposes as an extinguishment of the redeemable noncontrolling interest. As such, the Company also recognized an extinguishment loss of $100.0 million to additional paid in capital, which was calculated as a difference between the fair value of common stock issued to Takeda in the conversion and the carrying value of redeemable noncontrolling interest at the conversion date. The all-stock exchange was treated as a deemed dividend in the calculation of net loss attributable to common stockholders and net loss and per share.

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

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for patients of all ages with genomically-defined cancers. Initially, we focus our clinical development efforts on pediatric patients living with cancer, a vulnerable population that has been underserved in the recent revolution in targeted therapeutics and immuno-oncology. Our lead product candidate, DAY101, is an oral, brain-penetrant, highly-selective type II pan-rapidly accelerated fibrosarcoma, or pan-RAF, kinase inhibitor. DAY101 has been studied in over 250 patients and has been shown to be well-tolerated as a monotherapy. DAY101 has demonstrated encouraging anti-tumor activity in pediatric and adult populations with specific genetic alterations that result in the over-activation of the RAS/mitogen- activated protein kinase, or MAPK, pathway leading to uncontrolled cell growth. We have initiated a pivotal Phase 2 trial (FIREFLY-1) of DAY101 for pediatric patients with relapsed or progressive low-grade glioma, or pLGG, the most common brain tumor diagnosed in children, for which there are no approved therapies or standard of care. We dosed the first patient in this trial in the second quarter of 2021, and we expect to report initial data from this trial in the first half of 2022. DAY101 has been granted Breakthrough Therapy designation by the U.S. Food and Drug Administration, or FDA, for the treatment of pLGG based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity, a greater than 50% monotherapy response rate and durable responses in pLGG patients. We received Orphan Drug Designation for the treatment of malignant melanoma from the FDA in September 2020 and from the EU Commission for the treatment of glioma on May 2021. Additionally, the FDA granted Rare Pediatric Designation to DAY101 for treatment of low-grade gliomas (LGGs) harboring an activating RAF alteration in July 2021. We also plan to study DAY101 alone or in combination with other agents that target key signaling nodes in the MAPK pathway in patient populations where various genetic alterations are believed to play an important role in driving disease, including in our Phase 2 adult solid tumor trial, which we initiated as part of our FIRELIGHT-1 master protocol, in the third quarter of 2021.

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

The following table summarizes our product candidate pipeline.

FIRELIGHT-1 is a master protocol design

* Includes patients ≥ 12 years of age

1 Pivotal Phase 2 trial expected to support registration

2 DAY101 adult monotherapy Phase 1 dose escalation and expansion trial previously completed

3 Pimasertib Phase 1 dose escalation and expansion trial previously completed

Since our inception in November 2018, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and building our pipeline, organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates, raising capital and providing general and administrative support for these operations. We do not have any products approved for commercial sale and have not generated any revenues from product sales or any other source and have incurred net losses since commencement of our operations. For the three months ended September 30, 2021 and 2020, we reported a net loss and comprehensive loss of $19.2 million and $3.8 million, respectively. For the nine months ended September 30, 2021 and 2020, we reported a net loss and comprehensive loss $50.8 million and $8.2 million, respectively. We had an accumulated deficit of $105.5 million as of September 30, 2021. We expect a significant increase in expenses and substantial losses for the foreseeable future as we continue our development of, and seek regulatory approvals for our product candidates and commercialize any approved products, seek to expand our product pipeline and invest in our organization. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses that we did not incur as a private company.

To date, we have funded our operations through the sale of our redeemable convertible preferred shares, convertible notes and sale of common stock in the IPO.

Cash and cash equivalents totaled $297.2 million as of September 30, 2021. Based on Day One’s current operating plan, management believes it has sufficient capital resources to fund anticipated operations into the second half of 2023. Because of the numerous risks and uncertainties associated with product development, we may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

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

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, DOT-1 made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1. The fair value of issued shares was estimated as $9.9 million, based on the price paid by other investors for issued shares in the Series A financing of DOT-1 Therapeutics, Inc. Pursuant to the terms of the Millennium Stock Exchange Agreement, Takeda agreed to exchange the 9,857,143 shares of Series A redeemable convertible preferred stock of DOT-1, Inc. for 6,470,382 shares of the Company’s common stock pursuant to and contingent upon the effectiveness of the Conversion (refer to Note 1). During the nine months ended, September 30, 2021, the Company recorded a total of $10.9 million consideration for license and clinical supplies as research and development expenses.

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

We expense research and development expenses as incurred. We track external costs by program, which currently consist of expenses for our DAY101 program and our pimasertib program. Our pimasertib product candidate was licensed from Merck KGaA, Darmstadt, Germany in February 2021, and we did not have significant external costs for pimasertib during the three months ended September 30, 2021. In the future, external expenses for any additional clinical programs will separately be broken out. However, we do not track indirect costs on a program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified.

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

Results of operations

Comparison of three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (unaudited):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Operating Expenses:
Research and development	$9,849	$2,537	$7,312	288%
General and administrative	9,392	1,024	8,368	817%
Total operating expenses	19,241	3,561	15,680	440%
Loss from operations	(19,241)	(3,561)	(15,680)	440%
Interest expense	(6)	(9)	3	-33%
Other expense	7	(1)	8	*
Changes in fair value of derivative tranche liability	—	(271)	271	*
Net loss and comprehensive loss	(19,240)	(3,842)	(15,398)	401%
Net loss attributable to redeemable convertible noncontrolling interests	—	(1,018)	1,018	*
Net loss attributable to common share members / common stockholders	$(19,240)	$(2,824)	$(16,416)	581%

Research and development expenses

Research and development expenses for the three months ended September 30, 2021 were $9.8 million, compared to $2.5 million for the three months ended September 30, 2020. Third-party expenses increased by $4.5 million in the three months ended September 30, 2021 as compared to September 30, 2020, due primarily to an increase in clinical trial, manufacturing, and other product development expenses. Our personnel related expenses increased by $2.7 million resulting from additional headcount, and stock-based compensation expense recognized in the three months ended September 30, 2021 compared to the same period in 2020. We expect that our research and development expenses will continue to increase to support our clinical development and licensing of new product candidates and hiring and expanding our internal research and developments operations.

The following table summarizes our external and internal research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$6,391	$1,845
Other research and development costs, including laboratory materials and supplies	36	3
Internal costs:
Employee related expenses	3,422	689
Total research and development expenses	$9,849	$2,537

(1)
Third-party CRO, CMO and other third-party clinical trial costs for DAY 101 program and pimasertib program were $6.2 million and $0.2 million for three months ended September 30, 2021. For the three months ended September 30, 2020, third-party CRO, CMO and other third-party clinical trial costs were attributable to the DAY101 program.

General and administrative expenses

General and administrative expenses increased $8.4 million, from $1.0 million for the three months ended September 30, 2020 to $9.4 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to $5.1 million in employee compensation costs driven by headcount growth, approximately $3.0 million in legal and professional services driven by operational support and the cost of operating as a public company, and $0.3 million in facilities costs and other expenses.

Changes in fair value of derivative tranche liability

During three months ended September 30, 2020, we recorded $0.3 million expense relating to changes in the fair value of the derivative tranche liability which resulted from milestone closings of our Series A redeemable convertible preferred shares financing. As of December 31, 2020, the derivative tranche liability was settled and no expense recognized during the three months ended September 30, 2021.

Comparison of nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (unaudited):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Operating Expenses:
Research and development	$32,395	$4,935	$27,460	556.4%
General and administrative	18,373	2,703	15,670	579.7%
Total operating expenses	50,768	7,638	43,130	564.7%
Loss from operations	(50,768)	(7,638)	(43,130)	564.7%
Interest expense	(19)	(22)	3	-13.6%
Other expense	(29)	(5)	(24)	*
Changes in fair value of derivative tranche liability	—	(578)	578	-100.0%
Net loss and comprehensive loss	(50,816)	(8,243)	(42,573)	516.5%
Net loss attributable to redeemable convertible noncontrolling interests	(2,109)	(2,113)	4	-0.2%
Exchange of redeemable noncontrolling interest shares – deemed dividend	(99,994)		(99,994)	-100.0%
Net loss attributable to common share members /common stockholders	$(148,701)	$(6,130)	$(142,571)	2325.8%

Research and development expenses

Research and development expenses for the nine months ended September 30, 2021 were $32.4 million, compared to $4.9 million for the nine months ended September 30, 2020. We recorded $11.0 million in expenses related to the licensing agreements for DAY101 and pimasertib. Third-party expenses increased by $11.7 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, due primarily to an increase in clinical trial and product development expenses. Our personnel related expenses increased by $4.7 million resulting from additional headcount and stock-based compensation expenses. We expect that our research and development expenses will continue to increase as we ramp our clinical development activities, look to license new product candidates and hire additional talent for our expanding in research and developments operations.

The following table summarizes our external and internal research and development expenses for the nine months ended September 30, 2021 and 2020 (unaudited):

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
External costs:
Research and development related to the MRKDG License Agreement	$8,000	$—
Third-party CRO, CMO and other third-party clinical trial costs	14,555	2,774
Milestone payment related to the Viracta License Agreement	3,000	—
Other research and development costs, including laboratory materials and supplies	55	60
Internal costs:
Employee related expenses	6,785	2,101
Total research and development expenses	$32,395	$4,935

(1)
Third-party CRO, CMO and other third-party clinical trial costs for DAY 101 program and pimasertib program were $13.9 million and $0.7 million for nine months ended September 30, 2021. For the nine months ended September 30, 2020, third-party CRO, CMO and other third-party clinical trial costs were attributable to the DAY101 program.

General and administrative expenses

General and administrative expenses increased $15.7 million, from $2.7 million for the nine months ended September 30, 2020 compared to $18.4 million for the nine months ended September 30, 2021. The increase in general and administrative expenses is primarily due to $9.0 million in employee compensation costs driven by headcount growth, $6.0 million in legal and professional services driven by operational support and the cost of operating as a public company, and $0.5 million in facilities costs and other expenses.

Changes in fair value of derivative tranche liability

During nine months ended September 30, 2020, we recognized $0.6 million expense for changes in fair value of derivative tranche liability related to the milestone-based closing of the Series A redeemable convertible preferred shares financing. As of December 31, 2020, the derivative tranche liability was settled and there was no such expense recognized during the nine months ended September 30, 2021.

Exchange of redeemable noncontrolling interest shares – deemed dividend

In May 2021, we exchanged Takeda’s redeemable noncontrolling interest shares in our subsidiary, DOT-1 Therapeutics Inc., for common stock of Day One Biopharmaceuticals, Inc. which resulted in accounting for the transaction as a deemed dividend. As such, we recognized a $100.0 million, non-cash, extinguishment loss to additional paid-in capital, which was calculated as a difference between the fair value of common stock issued to Takeda in the Conversion and the carrying value of the redeemable noncontrolling interest at the conversion date. This was disclosed below net loss on the income statement as a deemed dividend, and included in the net loss per share calculation for the nine months ended September 30, 2021. There was no such loss recognized during the nine months ended September 30, 2020.

Liquidity and capital resources

Sources of liquidity

On June 1, 2021, we completed our IPO and sold an aggregate of 11,500,000 shares of common stock at a price to the public of $16.00 per share, which included 1,500,000 shares issued upon the full exercise by the underwriters in May 2021 of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of $167.0 million, after deducting underwriting discounts, commissions, and offering costs of $17.0. Prior to our IPO, we had funded our operations through the sale of our redeemable convertible preferred shares and convertible notes. We had previously raised approximately $192.0 million in gross proceeds from the sale and issuance of our Series A and Series B redeemable convertible preferred shares and convertible notes. As of September 30, 2021, we had an accumulated deficit of $105.5 million and $297.2 million in cash and cash equivalents.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	(35,370)	(7,551)
Cash used in investing activities	(8,000)	(93)
Net cash provided by financing activities	296,802	—
Net increase in cash	$253,432	$(7,644)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $35.4 million, consisting of our net loss of $50.8 million, net decrease of $0.9 million in net operating assets and liabilities, partially offset by non-cash charges of $16.4 million. Changes in operating assets and liabilities were primarily related to an increase in prepaid expenses and other current assets of $4.8 million, which includes $3.0 million prepayment of the Viracta license milestone, partially offset by an increase in accrued expenses and other current liabilities of $3.6 million. Our non-cash charges primarily consisted $8.2 million in share-based compensation expense. We also paid $8.0 million related to the MRKDG License Agreement, which was recognized as research and development expenses and presented in investing activities in our condensed consolidated cash flows.

Net cash used in operating activities for the nine months ended September 30, 2020 was $7.6 million, consisting of our net loss of $8.2 million, net decrease of $0.2 in net operating assets and liabilities, partially offset by an increase of $0.9 million in non-cash charges. Our non-cash charges primarily consisted of $0.6 million in expense as it relates to changes in fair value of derivative tranche liability and $0.2 million in share-based compensation expense.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $8.0 million, attributable to the payment under the MRKDG License Agreement.

Net cash used in investing activities for the nine months ended September 30, 2020 was $0.1 million, attributable to the purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $296.8 million, attributable to $167.0 million related to the net proceeds from the issuance of common stock in connection with the IPO, and $129.8 million related to the net proceeds from the sale and issuance of Series B redeemable convertible preferred shares. We had no net cash provided by financing activities for the nine months ended September 30, 2020.

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
•
the progress, costs and results of our clinical trials for product candidates containing and comprising pimasertib, including any combination trials of DAY101 and pimasertib;
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

Contractual obligations and commitments

There have been no other material changes in our contractual obligations and commitments during the three months ended September 30, 2021 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 27, 2021.

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and may have a termination fees and non-cancellable commitments. As of September 30, 2021, there were no amounts accrued related to termination and cancellation charges as these are not probable and our non-cancelable obligations under these agreements were not material.

We entered into licensing agreements, which require us to pay milestones contingent upon meeting of specific events. In April 2021, we achieved a milestone related to Viracta License Agreement of $3.0 million. No other milestones were achieved, due or payable as of September 30, 2021. We are required to pay royalties on sales of products developed under these agreements. All our products are in development as of September 30, 2021 and no such royalties are due.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have focused substantially all of our efforts and financial resources on the clinical development of our lead product candidate, DAY101, initially for relapsed or progressive low-grade gliomas, or pLGGs, and our other current product candidate, pimasertib, an orally available small molecule inhibitor of MEK kinase, which we intend to use in combination with DAY101 for the treatment of RAS and RAF- dependent tumors. To date, we have financed our operations primarily through the sale and issuance of redeemable convertible preferred shares, convertible notes, and the completion of our initial public offering, or IPO.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our redeemable convertible preferred shares, our convertible notes and the completion of our IPO. For the nine months ended September 30, 2021 and the year ended December 31, 2020, we reported a net loss and comprehensive loss of $50.8 million and $43.8 million, respectively. We had an accumulated deficit of $105.5 million as of September 30, 2021. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance DAY101 and pimasertib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidate and other product candidates, including our ongoing pivotal Phase 2 clinical trial for DAY101 (FIREFLY-1), our planned Phase 3 clinical trial of DAY101 as a potential frontline therapy in pLGG, our planned Phase 2 clinical trial of DAY101 in adult RAS/RAF-altered solid tumors and our planned Phase 1b/2 trial for DAY101 and pimasertib, and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In addition, if we obtain marketing approval for DAY101, pimasertib, or another product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of DAY101, pimasertib, or such other product candidate, respectively. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

Our business depends entirely on the successful discovery or identification, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, DAY101, pimasertib, or another product candidate. Our ability to generate revenue and achieve profitability depends on several factors, including, but not limited to, our ability to:

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
•
successfully commercialize DAY101, pimasertib, and any future product candidates we may develop, if approved, by building a sales force or entering into collaborations with third parties;
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
•
achieve market acceptance of DAY101 or pimasertib and our other successful product candidates , if any, with patients, the medical community and third-party payors; and
•
attract, hire and retain qualified personnel.

To become and remain profitable, we must succeed in designing, developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials for our product candidates, designing and/or acquiring additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, or marketing and selling any products for which we may obtain marketing approval, if any. We are in the earlier stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our lead product candidate, DAY101, pimasertib, and any future product candidates through clinical development. We expect increased expenses as we continue our research and development, initiate additional clinical trials seek to expand our product pipeline, seek marketing approval for our lead programs and future product candidates, if any and invest in our organization. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company, such as acquiring and retaining experienced personnel, developing new information technology systems, and other costs associated with being a public company In addition, we expect to experience ongoing and additional costs related to preparing and filing patent applications, maintaining our intellectual property and potentially expanding our office facilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

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

We had $297.2 million in cash and cash equivalents as of September 30, 2021. We believe that our existing cash, and cash equivalents, will enable us to fund our operating expenses, and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
to the extent we pursue strategic collaborations, including collaborations to commercialize DAY101, pimasertib, or any of our future pipeline product candidates, in any, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses;
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

Our future success is highly dependent on our ability to timely complete successful clinical trials, obtain regulatory approval for, and then successfully commercialize, our product candidates. We are early in our development efforts and our lead product candidate, DAY101, is currently in a pivotal Phase 2 clinical trial. Our other current product candidate, pimasertib, is in an earlier stage of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that DAY101, pimasertib or any future product candidates we develop, if any, will achieve success in their clinical trials or obtain regulatory approval.

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
•
be subject to civil or criminal investigations and litigation; or
•
experience damage to our reputation.

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

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. There may be competing trials, as well as the limited bandwidth of pediatric oncology institutions for running trials, which can lead to the prioritization of certain trials, leading to delays in our clinical trials. In addition, parents may be reluctant to enroll their children in our clinical trials, or may decide to withdraw their children from our clinical trials to pursue other therapies. The American Cancer Society has reported that the COVID-19 pandemic has led to declines in screening, diagnosis and treatment for patients, which will adversely impact the enrollment of patients in clinical trials targeting cancers and retention of patients overall. Enrollment delays in our clinical trials, including due to the COVID-19 pandemic, may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

We expect to face competition from existing products and products in development for each of our programs. Drug discovery efforts focused on V600 mutations have led to clinical success in some cancers. Three BRAF inhibitors have been approved by the FDA for the treatment of tumors containing V600E or V600K mutations. These first-generation BRAF inhibitors, known more generally as Type I RAF inhibitors, are vemurafenib, marketed as Zelboraf® by Genentech; dabrafenib, marketed as Tafinlar® by Novartis; and encorafenib, marketed as Braftovi® by Pfizer. Dabrafinib, in combination with trametinib, is being evaluated in a Novartis-sponsored randomized Phase 2 clinical trial in newly-diagnosed patients with BRAF V600 mutant pLGG.

Four MEK inhibitors have been approved by the FDA. Three have been approved for the treatment of tumors containing BRAF V600E or V600K mutations, including cobimetinib, marketed as Cotellic® by Genentech; trametinib, marketed as Tafinlar® by Novartis; and binimetinib, marketed as Mektovi® by Pfizer. A fourth MEK inhibitor—selumetinib, marketed as Koselugo® by AstraZeneca, has been approved for the treatment of pediatric patients, 2 years of age and older, with neurofibromatosis type 1, or NF1, who have symptomatic, inoperable plexiform neurofibromas.

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

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and future preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. We are in close contact with our contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and clinical sites as we seek to mitigate the impact of the COVID-19 pandemic on our studies and current timelines. Measures we have taken in response to the COVID-19 pandemic include, where feasible, conducting remote clinical trial site activations and data monitoring, and limiting on-site patient visits by adjusting patient assessments and protocol. While we have taken these and other measures to limit the impact of COVID-19 on our operations, we have experienced delays in trial site initiations, patient participation and patient enrollment in some of our clinical trials and we may continue to experience some delays in our clinical trials and preclinical studies and delays in data collection and analysis, and the measures we have taken in response to the COVID-19 pandemic, may themselves negatively impact our operations. These delays so far have had a limited impact, but this may change as the COVID-19 pandemic and the response to such COVID-19 pandemic continues to evolve, and could have an adverse impact on our timelines and our business. The COVID-19 pandemic could also affect the business of the FDA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates.

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

As is the case with pharmaceuticals generally, we have observed side effects and adverse events associated with our lead product candidate, DAY101 and our other product candidates. These side effects included acneiform rash, anemia, headache, muscle pain nausea and fatigue.

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

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of DAY101 and pimasertib, and any preclinical studies and clinical trials of any future product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. For example, in addition to the Phase 1 clinical trial run by Dana Farber Cancer Institute in collaboration with PNOC, the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research, is developing a group-wide clinical trial of DAY101 in relapsed Langerhans cell histiocytosis. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our

CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

We had 42 full-time employees as of September 30, 2021. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Although no third-party has asserted a claim of patent infringement against us as of September 30,2021, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Based on the beneficial ownership of our common stock as of October 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 73% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We could be an emerging growth company for up to five fiscal years following the completion of the IPO; provided, however, certain circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700 million, if we have total annual gross revenue of $1.07 billion or more, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time.

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: November 8, 2021	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President Principal Executive Officer

Date: November 8, 2021	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer Principal Executive Officer