Form 10-K
period 2021-12-31
Day One Biopharmaceuticals, Inc.
filed 2022-03-07
CIK 1845337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40431

DAY ONE BIOPHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	83-2415215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
395 Oyster Point Blvd., Suite 217 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(650) 484-0899

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DAWN	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2021, was approximately $646.2 million.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2022 was 61,952,292.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the expected impact of the COVID-19 pandemic on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “Day One,” “the Company,” “we,” “us,” and “our” refer to Day One Biopharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless otherwise noted. “Day One” and all product candidate names are our common law trademarks. This Annual Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

i

PART I

Item 1. Business.

Overview

Day One was founded to address a critical unmet need: children with cancer are being left behind in a cancer drug development revolution. Our name was inspired by the “The Day One Talk” that physicians have with patients and their families about an initial cancer diagnosis and treatment plan. We aim to re-envision cancer drug development and redefine what’s possible for all people living with cancer–regardless of age–starting from Day One.

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for patients of all ages with genomically-defined cancers. Initially, we focus our clinical development efforts on pediatric patients living with cancer, a vulnerable population that has been underserved in the recent revolution in targeted therapeutics and immuno-oncology. Our lead product candidate, DAY101 (tovorafenib), is an oral, brain-penetrant, highly-selective type II pan-rapidly accelerated fibrosarcoma, or pan-RAF, kinase inhibitor. DAY101 (tovorafenib) has been studied in over 250 patients and has been shown to be well-tolerated as a monotherapy. DAY101 (tovorafenib) has demonstrated encouraging anti-tumor activity in pediatric and adult populations with specific genetic alterations that result in the over-activation of the RAS/mitogen-activated protein kinase, or MAPK, pathway leading to uncontrolled cell growth. We have initiated a pivotal Phase 2 trial of DAY101 (tovorafenib) for pediatric patients with relapsed or progressive low-grade glioma, or pLGG, the most common brain tumor diagnosed in children, for which there are no approved therapies and no standard of care. The first patient was dosed in May 2021, we achieved targeted enrollment in March 2022 and we expect to report initial data from this trial in June 2022. Furthermore, we anticipate reporting topline data from this trial in the first quarter of 2023, and, if the data are supportive, we expect to file a related New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, in 2023. DAY101 (tovorafenib) has been granted Breakthrough Therapy designation by the FDA for the treatment of pLGG, based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in pLGG patients. We received Orphan Drug designation for the treatment of malignant melanoma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted Rare Pediatric designation to DAY101 (tovorafenib) for treatment of low-grade gliomas (LGGs) harboring an activating RAF alteration in July 2021. We also plan to study DAY101 (tovorafenib) alone or in combination with additional agents that target other key signaling nodes in the MAPK pathway in patient populations where various genetic alterations are believed to play an important role in driving disease.

Our second product candidate, pimasertib, is an oral, highly-selective small molecule inhibitor of mitogen-activated protein kinase kinases 1 and 2 (MEK), a well-characterized key signaling node in the MAPK pathway. We expect to initiate a Phase 1b/2 trial in March 2022 to study the combination of DAY101 (tovorafenib) and pimasertib in patients 12 years and older with various MAPK-altered solid tumors. We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive worldwide rights to DAY101 (tovorafenib) for all oncology indications and to pimasertib for all therapeutic areas subject to certain milestone and royalty payments. For additional information, see the subsection titled “Significant agreements.”

Each year, approximately 15,500 children under the age of 18 in the United States and 300,000 globally are diagnosed with cancer. Moreover, cancer remains the most common cause of death by disease for children in the United States, accounting for over 1,700 deaths per year. Despite the need for safer and more effective therapies for childhood cancers, new drugs for pediatric patients are rare. Of the 117 non-hormonal oncology drugs approved by the FDA between 1997 and 2017, only six had an initial approval that included children. Generally, medicinal product testing in children is deferred until trials in adults reach late-stage clinical development. As a result, the first pediatric trials of an oncology product candidate usually initiate about six years after an initial clinical trial in adults.

In addition, the generation of large scale molecular profiling datasets necessary to define addressable subpopulations in pediatric oncology has occurred relatively recently. Advances in our understanding of pediatric cancer biology have revealed patient populations with druggable genetic alterations. Our management team, which has significant pediatric oncology and rare diseases drug development experience, believes targeted therapies, such as DAY101 (tovorafenib), have the potential to be studied in children sooner in order to address the large unmet need in pediatric cancers where new agents that address the specific genetic drivers of a tumor can meaningfully improve long-term prognosis.

Our team’s extensive capabilities and experience in pediatric oncology, and our relationships across all key stakeholders in the pediatric medical community, enable us to effectively navigate the challenges and nuances of pediatric drug development. We understand that clinical development in children cannot and should not simply be viewed as clinical development in small adults. We leverage our unique expertise to focus our initial development efforts on pediatric patients, given the potential for favorable regulatory pathways, namely Breakthrough Therapy and Orphan Drug designations.

We are driven to help children and their families fight cancer while also addressing longstanding unmet medical needs. We believe there are a number of unique advantages to developing new oncology product candidates in pediatric patients:

•
Enriched responder populations. Many pediatric tumors are less heterogeneous and genomically more stable compared to highly heterogeneous adult tumors. Genetic alterations found in pediatric tumors are often primary driver oncogenic mutations. Directly targeting these mutations may lead to deep and sustained anti-tumor activity.
•
Ability to efficiently advance clinical development. Global regulatory authorities have established paths for accelerated feedback on the design and execution of clinical trials in pediatrics. Furthermore, the potential to achieve proof-of-concept and regulatory approval can be obtained with relatively smaller-sized clinical trials with clear endpoints.
•
Regulatory and commercial tailwinds. The scarcity of approved products or an established standard-of-care in pediatric oncology provides multiple opportunities to bring new therapeutics to market. Passionate patient advocacy groups and investigators have the potential to accelerate the uptake of therapies, if approved.

We seek to identify, acquire and develop product candidates that target high-value oncogenic drivers in cancers with high unmet need, with an initial focus on pediatric patients. The following table summarizes our product candidate pipeline.

Our lead product candidate, DAY101 (tovorafenib), is an oral, brain-penetrant, highly-selective type II pan-RAF kinase inhibitor that inhibits both monomeric and dimeric RAF kinase. Approved BRAF products such as vemurafenib and encorafenib are referred to as type I RAF inhibitors, which only inhibit RAF monomers and are therefore limited to use in BRAF V600-altered tumors. Unlike type I RAF inhibitors, DAY101 (tovorafenib) has not been shown to cause paradoxical activation in RAF wild-type cells at clinically active doses – a phenomenon wherein undesired increases in MAPK signaling can lead to renewed tumor growth. DAY101's (tovorafenib) inhibition of both RAF monomers and dimers broadens its potential clinical application to treat an array of RAS- or RAF-altered solid tumors. Furthermore, studies have shown DAY101 (tovorafenib) has higher brain penetration, distribution and exposure in comparison to other MAPK pathway inhibitors. Taken together, we believe that DAY101 (tovorafenib) has the potential to be an important therapeutic for pLGG, where over half of these brain tumors are driven by abnormal MAPK signaling due to RAF alterations.

This rationale served as the basis on which researchers at Dana-Farber Cancer Institute initiated the development of DAY101 (tovorafenib) in pLGG. In a Phase 1 dose-escalation study, nine pediatric patients (<18 years of age) with relapsed pLGG were treated with DAY101 (tovorafenib). Of the eight patients with RAF fusions, two achieved a complete response by Response Assessment for Neuro-Oncology, or RANO, criteria, three had a partial response, two achieved prolonged stable disease, and one experienced progressive disease as assessed by an independent radiographic review. The median time to achieve a response was 10.5 weeks, which was a notable observation given pLGG is an indolent, slow-growing tumor. In addition to the rapid anti-tumor activity observed, DAY101 (tovorafenib) was also well-tolerated, which is important for achieving and maintaining long-term, durable responses in these patients. Based on these results, DAY101 (tovorafenib) has been granted Breakthrough Therapy designation by the FDA for the treatment of pediatric patients with pLGG harboring an activating RAF alteration who require systemic therapy and who have either progressed following prior treatment or who have no satisfactory alternative treatment options. DAY101 (tovorafenib) was also granted Rare Pediatric Disease designation for LGG and Orphan Drug designation from the FDA and the European Commission for the treatment of malignant glioma and glioma, respectively. We have initiated a pivotal Phase 2 trial (FIREFLY-1) with DAY101 (tovorafenib) in pediatric patients with pLGG with a known activating BRAF alteration. We believe this trial is pivotal based on preliminary discussions with regulatory agencies. We dosed the first patient in this trial in May 2021, we achieved targeted enrollment in March 2022 and we expect to report initial data from this trial in June 2022. Furthermore, we anticipate reporting topline data from this trial in the first quarter of 2023, and, if the data are supportive, we expect to file a related NDA with the FDA in 2023. We anticipate expanding the scope of patients that can potentially be treated with DAY101 (tovorafenib) by initiating a Phase 3 clinical trial (FIREFLY-2) of DAY101 (tovorafenib) as a frontline therapy in pLGG in the second quarter of 2022.

In addition, we have initiated a Phase 2 trial of DAY101 (tovorafenib) in patients 12 years and older with RAF–altered tumors. In order to potentially drive deeper and more durable responses, we also plan to explore combinations with other agents targeting critical signaling nodes in the MAPK pathway. One such agent is pimasertib, our orally-available, highly-selective small molecule inhibitor of MEK, a protein kinase that is immediately downstream of RAF, and we expect to initiate a Phase 1b/2 trial in March 2022 to study the combination of DAY101 (tovorafenib) and pimasertib in patients 12 years and older with various MAPK-altered tumors. Pimasertib has been studied in more than 10 Phase 1/2 clinical trials in over 850 patients with various tumor types. Several MEK inhibitors have received regulatory approval for use in combination with type I RAF inhibitors in BRAF V600 mutant tumors. Preclinical experiments indicate that the potential benefit of combining a MEK inhibitor with a type II RAF inhibitor may be even greater due to the lack of the paradoxical effects of type II inhibitors on downstream signaling. DAY101’s (tovorafenib) ability to selectively inhibit both RAF monomers and dimers may broaden its potential clinical application in combination with MEK inhibition in solid tumors driven by RAS alterations, non-BRAF V600 mutations, and RAF fusions.

We have assembled a leadership team with a proven track record of success in building biopharmaceutical companies, and a team of drug developers with unique experience and capabilities in pediatric drug development. Our Chief Executive Officer, Jeremy Bender, Ph.D., M.B.A., brings more than 15 years of biopharmaceutical leadership experience to the company. He previously served as Vice President of Corporate Development at Gilead Sciences where he led the team responsible for Gilead’s acquisitions, partnerships, and equity investments and oversaw more than 40 transactions exceeding $10 billion in upfront deal value, including the acquisition of Forty Seven, Inc. Samuel Blackman, M.D., Ph.D., our co-founder and Chief Medical Officer, is a physician-scientist trained in pediatric hematology/oncology and neuro-oncology, and has led the early clinical development of more than ten novel cancer therapeutics and was responsible for the pediatric development of dabrafenib, resulting in the first industry-sponsored pediatric oncology “basket trial.” Charles York II, our Chief Operating and Financial Officer, previously served as Chief Financial Officer and head of corporate development at Aeglea BioTherapeutics and has more than 20 years of strategic capital formation and leadership experience. Lisa Bowers, our Chief Commercial Officer, previously had pivotal roles in managing several national market access functions including serving as VP of the North American Supply Chain at Genentech and managing its $400 million cystic fibrosis franchise and its $20 billion North American drug supply chain, and served as CEO of Rhia Ventures and COO of the Tara Health Foundation. Davy Chiodin, PharmD, our Chief Development Officer, has over 15 years of experience in both adult and pediatric oncology drug development, including the development of acalabrutinib at Acerta, now AstraZeneca, and served as Global Regulatory Leader, Pediatric Oncology, at Roche/Genentech. Mike Preigh, Ph.D., our Chief of Technology Operations, has over 25 years of experience in product development including serving as the Head of CMC at Array for over 10 years, filing over 20 Investigational New Drug Applications, or INDs, and supporting the development of marketed drugs including binimetinib and tucatinib.

Our strategy

We have a mission-driven strategy to build a differentiated, global biopharmaceutical company through the identification, development and commercialization of therapeutics that address underserved patient populations, with an initial focus on pediatric patients. The key elements of our strategy are to:

•
Establish a leadership position in targeted oncology therapeutics for patients of all ages through our unique expertise in pediatrics. We have built a targeted oncology company with differentiated business and clinical development capabilities. We leverage these capabilities to navigate the unique challenges and nuances of pediatric drug development. We initially focus on pediatric patients as we believe this provides a favorable pathway to approval for our product candidates. We have established trusted relationships with the pediatric oncology community, and we seek their advice on aligning our clinical development plans with the needs of the patients and their families. We believe we are a leader in this development space and to further this position, we plan to continue to consult and strategically partner with biopharmaceutical companies, academic pediatric oncologists and scientists, and patient advocacy groups to identify areas of unmet need in pediatric oncology and then acquire high-impact assets to address these underserved patients.

•
Advance our lead product candidate, DAY101 (tovorafenib), through clinical development towards regulatory approval in pLGG. We have demonstrated clinical proof-of-concept of DAY101 (tovorafenib) in pediatric patients for cancers that harbor genetic alterations in RAF. Oral, once-weekly dosed DAY101 (tovorafenib) was also well-tolerated in the Phase 1 trial in pLGG, which is important for achieving and maintaining long-term, durable responses in these patients. Further, DAY101 (tovorafenib) received FDA Breakthrough Therapy designation for the treatment of pediatric patients with pLGG harboring an activating RAF alteration who require systemic therapy and who have either progressed following prior treatment or who have no satisfactory alternative treatment options. DAY101 (tovorafenib) also received Orphan Drug designation from the FDA for the treatment of malignant glioma. We are currently conducting a pivotal Phase 2 trial (FIREFLY-1) with DAY101 (tovorafenib) in relapsed and progressive pLGG and dosed the first patient in May 2021. We expect to report initial data in June 2022. We anticipate expanding the scope of patients that can potentially benefit from DAY101 (tovorafenib) by initiating a Phase 3 clinical trial (FIREFLY-2) evaluating DAY101 (tovorafenib) as first-line therapy in pLGG in the second quarter of 2022.

•
Maximize the therapeutic potential for DAY101 (tovorafenib) by targeting other tumors with various unaddressed MAPK alterations, including in adults, both as a monotherapy and in combination with our second product candidate, pimasertib. DAY101 (tovorafenib) has been dosed in over 250 patients in two Phase 1 open-label clinical trials—one trial investigating DAY101 (tovorafenib) in monotherapy, and another in combination with other anti-cancer drugs. In both clinical trials, signs of early clinical responses emerged. Additionally, simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic anti-tumor activity. We have initiated and are currently enrolling patients in a Phase 1b/2 master protocol with DAY101 (tovorafenib) in relapsed/refractory adult solid tumors with confirmed MAPK signaling pathway alterations with a Phase 2 monotherapy trial, and have a Phase 1b/2 trial in combination with pimasertib planned for initiation in March 2022.

•
Deploy our differentiated and proven business development expertise to further expand our targeted oncology pipeline for patients with large unmet medical needs. Our team has diverse backgrounds—from academia and drug research and development, to biopharmaceutical industry and business development experience. We have a proven track record of identifying and acquiring drug candidates and programs with potentially significant commercial opportunities, including successfully in-licensing our current drug candidates, DAY101 (tovorafenib) from Takeda and pimasertib from Merck KGaA, Darmstadt, Germany. We will continue to utilize our broad experience, as well as our network of trusted relationships, to source additional high-impact assets to further expand our targeted oncology pipeline.
•
Evaluate opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We own full worldwide development and commercialization rights to each of our programs subject to milestone and certain royalty payments. For additional information, see the subsection titled “Significant agreements.” In the future, we may selectively enter into collaborations where we believe there is an opportunity to accelerate the development and commercialization of our product candidates. We intend to commercialize our product candidates in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.

Our approach: prioritize pediatric cancer and other areas of high unmet need

Our company is focused on prioritizing the clinical development of novel targeted therapeutics in pediatric patients. Historically, most pharmaceutical companies focused discovery and development efforts for new cancer therapies on adult tumor types. As a result, between 1997 and 2017, for the 126 drugs that received initial FDA approval for an oncology indication, the median time between the first-in-adult trial and the first-in-child trial was 6.5 years, regardless of whether or not the drug was a chemotherapeutic, a biologic agent, or a targeted therapeutic.

We believe that now is the right time to revisit and correct historic assumptions about pediatric oncology drug development. In doing so, we believe there are unique advantages to developing new oncology product candidates in pediatric patients, in parallel with, or even in advance of, adult indications:

•
Enriched responder populations. The generation of large scale molecular profiling datasets necessary to define addressable subpopulations in pediatric oncology has accelerated over the last decade. This has allowed scientists and drug developers to identify oncogenic drivers underlying numerous pediatric tumor types, and has revealed druggable oncogenic drivers in nearly 50% of pediatric cancers. Moreover, pediatric tumors are less heterogeneous and genomically more stable compared to highly heterogeneous adult tumors. Directly targeting these mutations may lead to deep and sustained anti-tumor activity, as demonstrated by other targeted oncology products.
•
Ability to efficiently advance clinical development. Recently, global regulatory authorities have established paths for accelerated feedback on the design and execution of clinical trials in pediatrics. As part of the recent FDA Reauthorization Act, 205 relevant molecular targets were identified for pediatric cancers. In addition, new tumor-specific pediatric oncology consortia and cooperative groups have been established, allowing industry to sponsor pediatric clinical trials in the same manner as adult clinical trials. Further, the potential to achieve proof-of-concept and regulatory approval can be obtained with relatively smaller-sized clinical trials with clear endpoints.

•
Regulatory and commercial tailwinds. Of the 117 non-hormonal oncology drugs approved by the FDA between 1997 and 2017, only six had an initial approval that included children. The scarcity of approved products or an established standard of care, particularly in relapsed disease in pediatric oncology, provides multiple opportunities to bring new therapeutics to market. Passionate patient advocacy groups and investigators have the potential to accelerate the uptake of therapies, if approved.

Our company is uniquely positioned to deliver much-needed targeted therapeutics to pediatric oncology patients. We have extensive capabilities and experience with these patients, and our trusted relationships across all key stakeholders in the pediatric medical community enable us to effectively navigate the challenges and nuances of pediatric drug development. Key advantages that allow us to successfully identify and execute on opportunities in pediatric oncology include:

•

Aggregation of insights from a diverse group of key stakeholders to identify attractive development opportunities based on patient need and underlying biology. The broad scientific expertise of our team and within our trusted global network of scientific advisors, allows us to focus and identify areas of cancer biology that are relevant to children, adolescents and adults. For instance, the BRAF wild-type gene fusions that are the most common BRAF alteration in pLGG have been shown to be oncogenic in several adult solid tumor types, and may be addressable with DAY101 (tovorafenib) as monotherapy, or in combination with a MEK inhibitor, such as pimasertib.
•
Business development opportunities enabled by key relationships and a dedication to prioritize pediatric drug development. We believe we are routinely among the first to evaluate emerging clinical and preclinical data that could underlie new drug development programs in pediatric oncology indications as a result of our deep roots and extensive network within the pediatric oncology research community. For example, we were made aware of the opportunity to in-license DAY101 (tovorafenib) from Takeda, and were able to rapidly gain insights into the emerging data due to our relationships within the pediatric oncology investigational medicine community including but not limited to the ACCELERATE consortium participants, the Dana-Farber Cancer Institute, and the Pacific Pediatric Neuro-Oncology Consortium, or PNOC.

•
Organizational focus on overcoming the historical challenges to executing pediatric clinical trials. We understand that clinical development in children is unique and must be approached as such. Clinical development in children is not the same as clinical development in adults and requires a deep organizational focus to address the needs of families, pediatric investigators, patient advocacy communities, and the patients. We have established trusted relationships with the pediatric oncology community globally, including major cooperative groups and disease-specific consortia, and we seek their advice on aligning our clinical development plans with the needs of the patients and their families. Our team is deeply experienced in designing modern, novel, and capital-efficient clinical development plans, as well as in obtaining early regulatory alignment on those plans—similar to an ultra-rare disease model. For example, as a result of the lack of any standard-of-care or approved therapies for pLGG patients, we believe that our pivotal Phase 2 trial is expected to provide a sufficient dataset to support approval with only 60 patients based on preliminary discussions with regulatory agencies.

These capabilities will enable us to develop targeted therapeutics from which pediatric patients can benefit. We believe we are a leader in this development space and to further this position, we plan to continue to consult and strategically partner with biopharmaceutical companies, academic pediatric oncologists and scientists, and patient advocacy groups to identify areas of unmet need in pediatric oncology and then acquire high-impact assets to address these underserved patients. While our initial focus is on pediatric patients, we also pursue the clinical development of targeted therapies with equivalent intensity for adult populations.

Our product candidates

We seek to identify, acquire and develop product candidates that target high-value oncogenic drivers in cancers with high unmet need, with an initial focus on pediatric patients. Although our clinical development begins by leveraging our unique expertise in the pediatric oncology setting, we are committed to advancing targeted therapies for adult cancer patients with equivalent intensity. The following table summarizes our product candidate pipeline.

DAY101 (tovorafenib)

Our lead product candidate, DAY101 (tovorafenib), is an oral, brain-penetrant, highly-selective type II pan-RAF kinase inhibitor. DAY101 (tovorafenib) has been studied in over 250 patients, and as a monotherapy demonstrated good tolerability and encouraging anti-tumor activity in pediatric and adult populations with specific MAPK pathway-alterations. We have initiated a pivotal Phase 2 trial (FIREFLY-1) of DAY101 (tovorafenib) for pediatric patients with pLGG, the most common brain tumor diagnosed in children, for which there are no approved therapies or standard of care, and we dosed the first patient in this trial in May 2021. We achieved targeted enrollment in March 2022 and expect to report initial data from this trial in June 2022. Furthermore, we anticipate reporting topline data from this trial in the first quarter of 2023, and, if the data are supportive, we expect to file a related NDA with the FDA in 2023. As is generally customary in our industry, we also anticipate reporting our data at a medical or scientific meeting in 2023. We believe this trial is pivotal based on preliminary discussions with regulatory agencies. DAY101 (tovorafenib) has been granted Breakthrough Therapy designation by the FDA for the treatment of pLGG based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in pLGG patients. We also plan to study DAY101 (tovorafenib) alone or in combination with other agents that target key signaling nodes in the MAPK pathway in patient populations where various RAS and RAF alterations are believed to play an important role in driving disease.

RAF kinase drives cell proliferation and carcinogenesis

Cell functions such as growth, survival and differentiation are regulated by cascades of signaling events of which RAF kinase is a critical component. RAF is a protein kinase that is normally activated by RAS, a protein that transmits activating signals from extracellular receptors to RAF. Activation of RAF then leads to the activation of MEK kinase and the downstream MAPK pathway. Genetic alterations that result in overactivation of the pathway, such as RAS or RAF alterations, have long been characterized as oncogenic.

Figure 1. RAF kinases (ARAF, BRAF, CRAF) are critical components of the MAPK pathway. BRAF V600E can signal as a monomer and is sensitive to type I and type II RAF inhibitors. Wild-type RAF dimers are only sensitive to type II RAF inhibitors. Modified from: Solit and Rosen, Cancer Discover, 2014.

One of the most frequently altered genes in this pathway is BRAF, one of three RAF genes in human cells and the form of RAF most easily activated by RAS. The majority of alterations in BRAF are mutations known as V600. Mutations in V600 transform non-mutant or wild-type BRAF into a form of BRAF that has increased signaling activity and is no longer dependent on RAS for activation. The abundance of V600 mutant BRAF and its central role in tumor growth have made it a focus of historical drug discovery efforts.

Another class of important oncogenic BRAF alterations are BRAF wild-type gene fusions. Gene fusions involving BRAF occur through intra- or inter-chromosomal rearrangements in which genes for unrelated proteins are physically joined together resulting in the synthesis of a chimeric protein. BRAF consists of a regulatory domain which modulates the activity of BRAF, and a catalytic kinase domain which then activates downstream signaling to promote cell growth. In BRAF fusions, the regulatory domain of BRAF is replaced with a different sequence, allowing BRAF to signal independent of RAS activation. This uncoupling of the regulatory and catalytic domains of BRAF has important consequences: the resultant novel oncogene is both aberrantly expressed and it also exhibits constitutive, or always-on, activation of the kinase domain. This kinase activity can result in the activation of downstream oncogenic signaling, exacerbating tumor growth. BRAF gene fusions have been observed in patients with prostate cancer, melanoma, radiation-induced thyroid cancer, and pLGG.

Three BRAF inhibitors have been approved by the FDA for the treatment of certain solid tumors containing only BRAF V600E or V600K mutations, including melanoma, non-small cell lung cancer, anaplastic thyroid cancer, and colorectal cancer. These first-generation BRAF inhibitors, known more generally as type I RAF inhibitors, are vemurafenib, marketed as Zelboraf by Genentech; dabrafenib, marketed as Tafinlar by Novartis; and encorafenib, marketed as Braftovi by Pfizer. However, despite initial clinical responses, most patients relapse within one year due to drug resistance.

One way by which resistance develops to type I RAF inhibitors is related to the mechanism of normal RAF activation in cells. In contrast to the constitutively active V600E or V600K variant, which is active as a monomer, normal RAF function requires formation of dimers of RAF. Approved inhibitors of V600E/K BRAF do not block the activity of RAF dimers or other non-V600 BRAF mutations. In fact, the binding of some of these inhibitors to V600E/K BRAF can stimulate the formation of dimers, thereby causing paradoxical activation (undesired increases in MAP kinase signaling) in RAF wild-type cells – a phenomenon which could potentially lead to renewed tumor growth. Paradoxical activation of wild-type RAF also occurs in non-tumor tissue. This leads to a common adverse event associated with these agents—the development of proliferative pre-malignant and malignant skin lesions. In order to avoid resistance and paradoxical activation, in many instances type I RAF inhibitors need to be given in combination with MEK inhibitors.

Figure 2. Schema showing the effect of different RAF inhibitors on monomeric RAF kinases (i.e., BRAF V600E; top section) or dimeric RAF kinases (bottom section). ERK activation is strongly activated downstream of BRAF V600E, even more so than seen for dimeric RAF kinase signaling. Monomer-selective type I RAF inhibitors bind to the ATP site in BRAF monomers and inhibit downstream signaling. In RAF dimeric kinases, binding of drug inhibits the bound RAF protomer, but leads to a conformational change in the other protomer in the dimer pair and strong transactivation of this protomer, leading to overall increased ERK activation (paradoxical activation). Type II RAF inhibitors are able to bind to mutant RAF monomers and dimers at equipotent doses and therefore can inhibit mutant RAF monomers and dimers at the same dose. Adapted from Yaeger and Corcoran, Cancer Discovery, 2019.

Type I RAF inhibitors that target V600E/K alterations are not able to inhibit the wild-type RAF kinase domains in KIAA1549-BRAF gene fusions and are thus unable to effectively inhibit the overactive signaling that results from this fusion. Furthermore, because of the potential for paradoxical activation, these RAF inhibitors are contraindicated in patients with BRAF gene fusions.

DAY101's (tovorafenib) mechanism of action

DAY101 (tovorafenib) is a selective, small molecule RAF inhibitor that can block the activity of multiple forms of RAF including wild-type RAF, BRAF and CRAF fusion proteins, and variants that function as dimers (Class II mutations), as well as variants such as BRAF V600E and non-V600E mutations that function as monomers (Class I mutations). DAY101 (tovorafenib) is known as a type II RAF inhibitor as it’s designed to inhibit both monomeric and dimeric RAF kinase. DAY101's (tovorafenib) inhibition of both RAF monomers and dimers broadens its potential clinical application to treat an array of RAF-altered tumors.

Figure 3. Signaling pathways in different classes of BRAF mutations. BRAF V600 mutations (Class I) are independent of RAS signaling and work as monomers. BRAF non-V600 Class II mutations are also independent of RAS but signal as constitutive dimers. The Class II mutations include BRAF wild-type fusions. Non-V600 Class III BRAF mutations have low or no kinase activity and depend on RAS activation acting as amplifiers of the RAS signaling pathway. DAY101 (tovorafenib) inhibits Class I and Class II RAF alterations, including BRAF wild-type fusions and non-V600E/K variations. Modified from Fontana and Valeri, Clinical Cancer Research, 2019.

Pediatric low-grade glioma disease and treatment overview

Pediatric low-grade glioma is the most common brain tumor diagnosed in children, accounting for 30%-50% of all central nervous system tumors. For the most part, these tumors are slow-growing, chronic, and relentless. While malignant transformation and dissemination of pLGGs are rare there are many long-term consequences of the disease. The growth of pLGG is highly morbid as pLGG tumors are space-occupying lesions that have the potential to compress critical neurovascular structures in the brain. Symptoms can vary from patient to patient depending on the location of the tumor and the amount of pressure it exerts on surrounding tissues. These symptoms can include headaches, nausea, vomiting, lethargy, sixth cranial nerve palsies, seizures and behavioral changes, depending on tumor location. The majority of children with pLGG are long-term survivors and live into adulthood; however, survivors of pediatric glioma often suffer long-lasting functional, neurologic, and endocrine complications from their disease and/or treatment. These patients require more effective treatment strategies that minimize long-term morbidity and treatment-associated toxicity.

Patients with pLGG have historically been treated with surgery, radiation, and chemotherapy. While surgical resection of pLGG is associated with 10-year overall survival rates of 90% or more, the majority of children are unable to undergo complete resection, a procedure which can be associated in some instances with significant and long-lasting morbidity. Incompletely resected or unresectable pLGG is associated with a high rate of disease progression or recurrence. Patients with subtotal resections have a 10-year progression-free survival of only 55%. Although more modern radiation therapy modalities have been shown to lead to improvements in progression free survival, radiotherapy is historically associated with a risk of significant decline in neurocognitive outcomes in younger children, as well as the risk of endocrine dysfunction, secondary malignancy, and an increased risk of stroke. As a result, even modern radiation therapy techniques continue to be reserved for use when all other therapies have failed.

Most patients with progressive pLGG are treated with combination chemotherapy such carboplatin/vincristine or thioguanine, procarbazine, lomustine, and vincristine, a combination referred to as TPCV. Results from the largest randomized Phase 3 study for children with newly diagnosed pLGG showed a 5-year event-free survival of 47% for vincristine/carboplatin. Outcomes for a subgroup of pLGG patients not associated with neurofibromatosis, which included those with BRAF alterations, were inferior, showing a 5-year event-free survival of 39%. Of note, the overall response rate to chemotherapy in newly diagnosed pLGG patients was 30%-35%. In addition to chemotherapy’s efficacy limitations, treatment-related morbidity was significant, with more than 95% of patients having experienced at least one Grade 3 or Grade 4 adverse event. There is no standard-of-care therapy for patients whose tumors progress following the failure of these combinations, and no targeted therapeutics have been approved for this patient population.

Figure 4. Treatment paradigm for pLGG.

Because many pLGGs undergo senescence when patients reach their 20s, the goal of therapy is to maximize tumor control while minimizing treatment-associated toxicities from surgery, chemotherapy, and radiation. As a result, a large number of pLGG patients will undergo multiple lines of systemic therapy over the course of their disease.

Based on incidence results published in academic journals, we estimate that approximately 1,100 patients under the age of 25 are diagnosed with BRAF-mutated pLGG every year. We estimate that the SEER prevalence in the United States for patients under the age of 25 as of January 1, 2017 was approximately 130,000 patients presenting brain and other nervous system tumors, of which 26,000 presented BRAF-mutated pLGG.

Over the last decade, it has been found that between 50% and 60% of pLGGs are driven by abnormal signaling due to alterations in RAF, approximately 85% to 90% of which are a gene fusion known as KIAA1549-BRAF. This gene alteration results in the expression of a wild-type BRAF catalytic domain without its normal regulatory domain, thereby rendering constitutively active BRAF activity. In addition, between 5% and 17% of children with pLGGs have tumors with a BRAF V600E activating mutation. No targeted therapeutics have been approved for the treatment of pLGG, and there are currently no therapies approved for pediatric patients with RAF alterations—the largest subset of patients with pLGG.

Indirect targeting of KIAA1549-BRAF gene alterations is possible with the off-label use of approved drugs that target components of the downstream RAF signaling pathway, such as with therapies that target MEK, and targeting of BRAF V600E mutations is possible with the off-label use of type I RAF inhibitors that have been approved for adult indications such as melanoma. An investigator-sponsored clinical trials of the MEK inhibitor selumetinib has recently been published. This study included 25 patients with either a KIAA1549-BRAF fusion or a BRAF V600E mutation. Nine of 25 patients achieved a sustained partial response. Sixteen percent of patients had Grade 3 elevation on creatine phosphokinase, and 8% of patients had Grade 3 acneiform rash. Ten of 25 patients (40%) required a dose reduction due to treatment-related adverse events and one (4%) required two dose reductions. Similarly, a retrospective analysis of the MEK inhibitor trametinib in 18 patients was recently published, showing six partial responses, two minor responses, and 10 stable diseases as best overall responses. Treatment-related adverse events occurred in 89% of patients, including 44% with severe (Grade 3 or Grade 4) adverse events, which required dose reduction in 33% of patients and discontinuation in 11% of patients. Finally, an industry-sponsored Phase 1/2a study of dabrafenib in 32 pLGG patients with BRAF V600E mutations was recently published, showing a confirmed objective response rate, or ORR, of 44%, which included one complete response and 13 partial responses, with a median duration of response of 26 months. Grade 3 or 4 treatment-related adverse events were reported in 28% of patients, and included new or increased size of melanocytic nevi in 25% of patients but no cases of squamous cell carcinoma. Ten patients (31%) had adverse events that led to dose interruptions or reductions, and 6% of patients had adverse events that led to treatment discontinuation.

Taken together, these investigations have shown some of the existing MEK and type I RAF inhibitors have been shown, in small trials, to have activity in pLGG, but are accompanied by frequent Grade 3 or Grade 4 adverse events, and the need for dose reduction or interruption. Importantly, none of these agents have been approved for use in this population and as such, are only available via clinical trials or off-label prescription. Off-label use, while common in the pediatric oncology setting, is recognized to be an inferior approach as it exposes children to potential risks without the associated safeguards that accompany comprehensive clinical development activities, such as long-term safety monitoring and pharmacovigilance activities. We believe that the intentional development of a specifically-targeted, brain-penetrant therapy for pLGG is essential to improve outcomes for these patients.

Pre-clinical studies

In pLGG models driven by KIAA1549-BRAF fusions, type I RAF inhibitors have been shown both to result in paradoxical activation and accelerate the growth of tumors and as a result are not recommended for patients with tumors bearing a BRAF wild-type fusion or duplication. Evidence for paradoxical activation comes from observations of proteins downstream of BRAF. One of these proteins is ERK, a MAP kinase pathway component implicated in tumor growth. ERK is activated by addition of a phosphate group, forming phosphor-ERK, or pERK. Treatment of cells containing BRAF V600E with either vemurafenib, a type I RAF inhibitor, or DAY101 (tovorafenib), a type II RAF inhibitor, resulted in a reduction in the level of pERK. However, in cells treated with vemurafenib there was a rebound in the level of pERK within 24 hours that was not seen with DAY101 (tovorafenib). In vitro studies demonstrated that DAY101 (tovorafenib) was effective inhibiting pERK in cells containing a KIAA1549-BRAF fusion, cells in which vemurafenib was ineffective, confirming the ability of DAY101 (tovorafenib) to inhibit BRAF wild-type fusion proteins.

Figure 5. DAY101 (tovorafenib) inhibited both V600E and KIAA BRAF fusions as seen by the reduction in activated ERK (pERK) compared to vinculin control. Vemurafenib did not inhibit KIAA1549-BRAF fusions. DAY101 (tovorafenib) did not lead to paradoxical activation of ERK, as seen within 24 hours after inhibition of V600E BRAF with vemurafenib.

In addition to its ability to inhibit the two main oncogenic drivers in pLGG, DAY101 (tovorafenib) has been shown to have high brain distribution and exposure in comparison to other MAPK pathway inhibitors. In pre-clinical studies, total exposure of DAY101 (tovorafenib) in mouse brain was 20% of that found in plasma, which was at least 10-fold greater than data reported for vemurafenib and dabrafenib. In addition, the use of a novel imaging technique called MALDI-MSI allowed for the localization of DAY101 (tovorafenib) distribution in tissue sections of whole mouse brain (with an intact blood-brain-barrier) as well as localization of DAY101 (tovorafenib) within a brain tumor resulting from implanted KIAA1549-BRAF fusion driven cells. As indicated in Figure 6, DAY101 (tovorafenib) crossed the blood-brain barrier and was distributed widely through the brain, in comparison to the type I RAF inhibitor dabrafenib, which has poor blood-brain penetrance. Orally-administered DAY101 (tovorafenib), in this model, was able to penetrate brain tumor tissue, as indicated in Figure 6A, and inhibited pERK, as shown in Figure 6B and 6C. The improved ability of DAY101 (tovorafenib) to cross the blood-brain barrier and enter the central nervous system and brain tumor tissue positions it as a potential therapy for the treatment of brain tumors.

Figure 6. DAY101 (tovorafenib) (formerly known as MLN2480) can cross the blood-brain barrier and inhibit pERK in KIAA1549-BRAF brain tumors. Intact normal mouse brain showed the distribution of DAY101 (tovorafenib) (A) and relative to blood (heme), the lack of distribution of dabrafenib in the same model (B), and the distribution of DAY101 (tovorafenib) in a KIAA1549-BRAF tumor implanted within a mouse brain (C). Treatment with DAY101 (tovorafenib) resulted in a decrease in MAPK activation as indicated by a decrease in pERK measured by immunohistochemistry (D) and immunoblot (E).

DAY101 (tovorafenib) has demonstrated anti-tumor activity in multiple tumor models. As shown in Figure 7 below, DAY101 (tovorafenib) treatment of mice with implanted brain tumors driven by BRAF V600E or the KIAA1549-BRAF wild-type fusion tumors resulted in significant improvement in overall survival.

Figure 7. DAY101 (tovorafenib) (formerly known as MLN2480) treatment increased survival in orthotopic models containing V600E or KIAA BRAF altered neuronal cells.

Clinical trial results for pLGG

DAY101 (tovorafenib) is currently being evaluated in an ongoing investigator-initiated, multi-center study (PNOC014, NCT03429803) in patients with relapsed/refractory pLGG that is being conducted by Dana-Farber Cancer Institute in collaboration with PNOC. As of January 2020, nine patients had been enrolled in the Phase 1 dose-escalation portion of this trial, which has been conducted at the Dana-Farber Cancer Institute. Two additional pediatric patients with relapsed/refractory pLGG have been treated on a compassionate-use basis. This trial was amended and restarted after Day One acquired the program, with the trial closed to accrual in 2021.

As shown in Figure 8 below, the Phase 1 trial, which initially started in February 2018, was designed to determine maximum tolerated dose, or MTD, in pediatric patients. Part A of this trial was an initial dose-escalation of DAY101 (tovorafenib) as monotherapy that utilized a 3+3 design. The starting dose of 280 mg/m2 was 80% of the adult recommended phase 2 dose, or RP2D, of 600 mg orally once weekly, adjusted for body surface area. Patients enrolled in this trial were treated for a period of up to two years. The trial was amended in December 2019 to continue dose escalation, using an adaptive design, until either dose limiting toxicities, or DLTs, or the MTD was observed.

Figure 8. Design of the Phase 1 trial of DAY101 (tovorafenib) in pLGG.

DAY101 (tovorafenib) was administered once weekly as oral immediate release tablets. As of January 2020, nine patients had been evaluated in Part A across three different dose levels: 280 mg/m2, 350 mg/m2, and 420 mg/m2, with three patients at each dose level. DAY101 (tovorafenib) was well tolerated at all doses tested with no dose reductions or interruptions in patients receiving doses of 420 mg/m2 or below. None of these patients experienced a DLT. The vast majority of treatment emergent adverse events, or TEAEs, were Grade 1 or 2. No ophthalmologic or cardiac adverse events were observed. There were no cases of squamous cell carcinoma or keratoacanthoma. Acneiform rash was observed in six of nine patients, but all instances were Grade 2 or less. The most frequently reported TEAEs across all dose cohorts in Part A were all Grade 1 or 2 in severity and included rash (89%), graying of the hair (achromotrichia) (78%), moles (nevus) (78%), anemia (67%), and itching (pruritis) (67%).

One patient experienced a single Grade 3 adverse event (increased creatinine phosphokinase), and there were no Grade 4 adverse events reported. These side effects were found to be reversible and manageable.

While 420 mg/m2 was initially considered the RP2D because of anti-tumor activity observed at all dose levels in Part A, dose escalation was continued in an attempt to determine a MTD. Upon resumption of the dose-escalation portion in Part B of this trial, the dose escalation was split between two subgroups, based on body surface area, to account for the possibility that at dose levels of 530mg/m2 or higher there might be larger children that may exceed the adult MTD at a given dose level, while smaller children may not. The 420 mg/m2 dose level was confirmed to be well-tolerated in an additional six patients. DAY101 (tovorafenib) is currently being evaluated in Part B at 530 mg/m2. As of February 18, 2021, the MTD has still not been reached. Two DLTs have been reported—Grade 3 fatigue for more than five days was observed in a patient receiving 530mg/m2 in Stratum 1, and Grade 3 rash lasting more than seven days was observed in a patient receiving 530mg/m2 in Stratum 2.

Data from the now-completed Part A, where the patients received up to two years of continuous treatment, supported by data from Part B, indicate that the tolerability profile of DAY101 (tovorafenib) at 420mg/m2 supports the potential for chronic long-term usage of DAY101 (tovorafenib).

A standard objective measure of efficacy accepted by the FDA for brain tumors is a set of radiographic measurement criteria called RANO. RANO criteria take into account various measures of tumor dimensions to track response to therapy or disease progression. Data from patients in Part A of PNOC014 were reviewed by an independent neuro-radiologist using RANO criteria. Eight of the nine patients had a pLGG with a RAF fusion (seven with a KIAA1549-BRAF fusion and one with an SRGAP3-CRAF fusion), while one patient had a loss-of-function mutation in the gene for neurofibromatosis 1, or NF1. As seen in Figure 9 below, five of the eight patients with a RAF fusion had either a complete response or a partial response per RANO criteria, defined as 50% decrease, compared with baseline; the sum of products of perpendicular diameters of all measurable enhancing lesions sustained for at least 4 weeks. Two of eight patients with a RAF fusion had prolonged stable disease. One patient with a RAF fusion did not respond to DAY101 (tovorafenib). The one patient with an NF1-associated pLGG did not respond to DAY101 (tovorafenib). Radiologic responses using exploratory imaging measures such as volumetric image analysis or the recently published, but clinically unvalidated, RAPNO Criteria, or Response Assessment for Pediatric Neuro-Oncology, were largely consistent with the RANO scores.

Figure 9. Five of nine patients in the DAY101 (tovorafenib) Phase 1 trial in pLGG had a complete (100% reduction) or partial response (>50% reduction in the bi-dimensional measurement of the tumor).

In addition to evaluating responses on-treatment, target lesions were identified in each patient during screening and baseline growth kinetics calculated from prior radiologic images. For eight of the nine patients, there was a documented history of tumor growth prior to trial enrollment. As shown in Figure 10, shrinkage in lesion size was observed in six of nine patients in the first radiologic images obtained after initiation of DAY101 (tovorafenib) dosing. The median time to response was 10.5 weeks, which is a notable observation given pLGG is an indolent, slow-growing tumor. Two patients achieved a complete response that was maintained throughout the dosing period of up to two years. Three patients had a partial response, two achieved prolonged stable disease, and two did not achieve a response. The trial allowed for treatment for maximum duration of two years.

Figure 10. Individual patient responses in the DAY101 (tovorafenib) Phase 1 trial in pLGG.

Based on the results from Part A of PNOC014, DAY101 (tovorafenib) has been granted Breakthrough Therapy designation by the FDA for the treatment of pediatric patients with pLGG harboring an activating RAF alteration who require systemic therapy and who have either progressed following prior treatment or who have no satisfactory alternative treatment options. DAY101 (tovorafenib) also received Orphan Drug designation from the FDA for the treatment of malignant glioma.

Clinical development plan for pLGG

We have initiated a pivotal Phase 2 trial of DAY101 (tovorafenib), FIREFLY-1 (NCT04775485), in pediatric patients aged six months to 25 years with relapsed or progressive pLGGs harboring an activating BRAF alteration, such as a KIAA1549-BRAF fusion or a BRAF activating mutation, such as V600E. This is an open-label, global registrational, single-arm trial of oral DAY101 (tovorafenib) administered once weekly at a dose of 420 mg/m2. Patients will continue on DAY101 (tovorafenib) until radiographic evidence of disease progression by RANO criteria as determined by treating investigator, unacceptable toxicity, patient withdrawal of consent, or death. In March 2022, we achieved targeted enrollment of approximately 60 patients in this trial and we anticipate that this trial will generate a dataset that, in combination with the existing safety database, will have the potential to serve as the basis for regulatory approval. We believe this trial is pivotal based on preliminary discussions with regulatory agencies. The primary endpoint will be overall response rate, defined as the proportion of patients with best overall confirmed response rate (complete response and partial response based on the RANO criteria), as determined by independent review. Secondary and exploratory endpoints include the overall response rate based on RAPNO and volumetric analyses, event free survival, safety, functional outcomes, and quality of life measures.

Figure 11. Design of the Phase 2 trial of DAY101 (tovorafenib) in pLGG.

DAY101 (tovorafenib) is currently dosed as immediate-release tablets. We have developed a pediatric formulation suitable for oral dosing of children as young as six months of age and have dosed a patient with this pediatric formulation. Following completion of our enrollment of FIREFLY-1, we added an expanded access cohort, which will allow us to provide DAY101 to an additional 60 patients with pLGG.

Comprehensive genomic profiling of recurrent or progressive pLGG is standard practice within pediatric neuro-oncology programs across the country, either utilizing CLIA/College of American Pathologists, or CAP, accredited hospital laboratories or third-party commercial vendors. The technology platforms and solutions for the identification of the BRAF V600E mutation and BRAF wild-type fusions currently in use by individual investigators will be used to meet the clinical trial enrollment criteria, while we continue to work with regulatory authorities to ensure that any requirement for a companion diagnostic assay or device are met.

We intend to initiate a Phase 3 trial of DAY101 (tovorafenib) in chemotherapy-naïve patients with pLGG in the second quarter of 2022. We believe that treating patients before they have undergone multiple rounds of toxic chemotherapy has the potential to both improve the efficacy of DAY101 (tovorafenib) and reduce the overall burden of therapy and associated toxicities associated with the use of currently-employed cytotoxic agents.

Potential market opportunity for DAY101 (tovorafenib) in pLGG

Brain tumors are the most frequently occurring solid tumors in children. While pLGG is the most common brain tumor diagnosed, representing 30% of all childhood brain tumors, the annual incidence of pLGG is 1.3 to 2.1 per 100,000 in the United States, accounting for about 1,000–1,600 new diagnoses in 2015. Given the incidence of this disease, our team recognized the market opportunity for developing DAY101 (tovorafenib) in this patient population based on the following rationale:

•
Potential for DAY101 (tovorafenib), a pan-RAF inhibitor, to be a high-impact targeted therapeutic in pLGG where 50% to 60% of tumors are driven by genetic alterations in BRAF.
•
Premium reimbursement precedents for high impact therapeutics in rare diseases, oncology and pediatrics.
•
Chronic duration of treatment required over many years to address these slow-growing and relentless tumors.
•
High unmet medical need with limited current treatment alternatives for patients.
•
Strong value proposition for physicians, patients and families.

We believe DAY101 (tovorafenib), if approved, could become the standard of care for the treatment of pLGG. Due to the need for chronic administration, potentially over many years, the standard of care should be an effective, long-term therapeutic while providing a tolerability profile that minimizes long-term morbidity and treatment-associated toxicity. We believe that DAY101 (tovorafenib) has the potential to provide long-term benefit—similar to effective therapies for more traditional chronic rare diseases—to patients with pLGG. Observations from the Phase 1 trial, DAY101's (tovorafenib) profile suggest that DAY101 (tovorafenib) can potentially balance high rates of CNS penetrance leading to rapid and durable anti-tumor activity with favorable tolerability, a lack of serious adverse events in these pediatric patients, and clinical experience of long-term dosing of DAY101 (tovorafenib) weekly for up to two years. We also believe that DAY101's (tovorafenib) oral, once-weekly dosing regimen would appeal to physicians, patients and their parents.

Potential applications of DAY101 (tovorafenib) in other MAPK-driven tumors

To expand on our initial clinical development efforts in pediatric patients, we plan to explore DAY101 (tovorafenib) in additional indications for adolescent and adult patient populations where various MAPK pathway alterations are believed to play an important role in driving disease. This is supported by data from over 225 adult patients dosed with DAY101 (tovorafenib) in two separate Phase 1 trials previously conducted by Takeda. These trials also informed the starting dose level and weekly dosing regimen for future clinical trials, including the ongoing pivotal Phase 2 trial in pLGG. Results from these trials demonstrated that DAY101 (tovorafenib) was well-tolerated in patients with advanced cancers, both alone and in combination with other anti-cancer agents, but because patients were not enriched for RAF alterations expected to respond to DAY101 (tovorafenib) monotherapy, or studied in combinations that are now known to be more likely to lead to anti-tumor activity, only modest signs of efficacy were observed.

Based on data from preclinical studies, and building on the initial data from the Takeda-led Phase 1 trials, we have initiated a Phase 2 clinical trial of DAY101 (tovorafenib) as monotherapy in adult patients with advanced solid tumors with BRAF wild-type fusions. In parallel, we also plan to initiate a Phase 1b/2 clinical trial of DAY101 (tovorafenib) in combination with pimasertib, our MEK inhibitor product candidate. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models, suggesting this combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, tumors with BRAF wild-type fusions, and tumors driven by KRAS alterations. The DAY101 (tovorafenib) adult solid tumor monotherapy trial was initiated in November 2021, and the combination trial is expected to begin in March 2022.

In the future, we may explore DAY101 (tovorafenib) in combination with other selective inhibitors of key nodes in the MAPK signaling pathway. For example, as shown in Figure 12 below, a type II RAF inhibitor may provide synergistic benefit in combination with inhibitors of ERK or SHP2. We believe the ability of DAY101 (tovorafenib) to inhibit multiple forms of RAF gene alterations, including wild-type RAF and RAF dimers, without triggering the liabilities of paradoxical activation observed with approved type I RAF inhibitors, enhance its profile as a potential backbone of combinations therapies designed to inhibit MAPK signaling in cancer.

Figure 12. Combination therapies with other inhibitors of RAF signaling may result in synergistic antitumor activity.

Investigator-initiated trial of DAY101 (tovorafenib) for the treatment of Langerhans cell histiocytosis

We intend to leverage our relationships with academic investigators and pediatric oncology cooperative groups and consortia to explore the potential for DAY101 (tovorafenib) as a monotherapy in other rare pediatric tumor types. Langerhans cell histiocytosis, or LCH, is a rare disorder of dendritic immune cells that commonly affects the skin and bones but can involve any organ in the body, including lymph nodes, lungs, liver, spleen, bone marrow or brain. About one in 200,000 children develop LCH each year. Histiocytic disorders such as LCH and Erdheim-Chester disease also occur in adult patients and have been shown to have frequent (>50%) alterations in BRAF. Pediatric patients with LCH affecting multiple organs are treated with corticosteroids and chemotherapy. There are no standard-of-care regimens or approved agents for patients with relapsed disease. Over 60% of pediatric LCH patients have genetic alterations in the BRAF signaling pathway. Anecdotal reports and published case series have demonstrated proof-of-concept for the MAPK pathway inhibitors in LCH, and has opened up the possibility that patients with LCH may derive clinical benefit from DAY101 (tovorafenib). To date, there are no targeted therapies approved for pediatric patients with newly-diagnosed or relapsed LCH.

The Children’s Oncology Group, a National Cancer Institute supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research, is developing a group-wide clinical trial of DAY101 (tovorafenib) in relapsed LCH.

Pimasertib

Pimasertib is an oral, highly-selective allosteric small molecular inhibitor of mitogen-activated protein kinase kinases 1 and 2 (MEK). Published preclinical studies indicated that pimasertib has higher CNS penetration than other MEK inhibitors. We obtained an exclusive license to pimasertib from Merck KGaA, Darmstadt, Germany in February 2021, and expect to initiate a Phase 1b/2 clinical trial in MAPK-altered tumors in March 2022 to study the potentially beneficial combination of DAY101 (tovorafenib) and pimasertib in patients 12 years and older. Merck KGaA, Darmstadt, Germany previously undertook extensive non-clinical and clinical development work through Phase 2, including a solid tumor trial in Japan and combinations of pimasertib with other agents. Pimasertib showed monotherapy clinical activity, including an improvement in the objective response rate and progression free survival, but not overall survival, in patients NRAS-mutant melanoma when compared to dacarbazine in a prospective randomized Phase 2 trial. The main adverse events observed during the clinical development of pimasertib were typical for other in-class allosteric MEK inhibitors, including GI-related adverse events, elevation of CPK, skin rash, and visual disturbances.

Preclinical studies

MEK is a critical signaling node that lies downstream of RAS in the MAPK pathway, and is a unique dual-specificity kinase that phosphorylates both serine/threonine and tyrosine residues. MEK consists of two isoforms, MEK1 and MEK2, which in turn phosphorylate ERK1 and ERK2. Activated ERK1/2 control a diverse range of cellular processes through their many substrates (>160) that are located in cellular membranes, the cytoplasm and nucleus. Many of these are transcription factors that are important in cellular proliferation, differentiation, survival, angiogenesis and migration.

As shown below in Figure 13, in cancers driven by elevated RAS or RAF signaling, inhibition of MEK releases the blockade on RAS and can contribute to increased RAS-mediated signaling and pathway activation, further desensitizing the cells to MEK inhibition. MEK inhibitors given as a monotherapy have demonstrated limited anti-tumor activity in pre-clinical tumor models of elevated RAS or RAF signaling. Most cancers that acquire resistance to MEKi and continue to proliferate do so through reactivation of the MAPK pathway and subsequent reactivation of ERK. ERK reactivation can occur through alterations or mutations to molecules upstream of ERK in the MAPK pathway such as RAS, RAF, NF1, or MEK. One approach to circumvent the overactivation of RAS signaling in such tumor models has been to combine a RAF inhibitor with a MEK inhibitor to inhibit the pathway at two different nodes which has been shown by multiple groups to result in synergistic effects on inhibiting cell and tumor model growth.

Figure 13: Dual inhibition of BRAF and MEK is an important strategy for addressing MAPK-driven tumors.

Figure 14. Model of the proposed mechanism of induced RAF inhibitor sensitivity. Left panel: under basal conditions, the MAPK pathway has multiple feedback loops negatively regulating upstream pathway activation, including RAS-GTP levels and RAF activation, thereby ensuring optimal pathway signaling. Middle panel: upon MEK inhibitor treatment, these feedback loops are disabled resulting in RAS-GTP induction, BRAF/CRAF dimerization, and RAF kinase activation. Right panel: Combination treatment with a MEK inhibitor and a type II RAF inhibitor is expected to exhibit synergistic effects. Modified from Yen et al. Cancer Cell, 2018.

Consistent with this approach, preclinical experiments showed the combination of a type II RAF inhibitor and pimasertib indeed led to synergistic cell killing activity. Calu-6 cells, a human lung adenocarcinoma cell line containing a KRAS G12C mutation, was found to be sensitive to cell killing by both BGB-283, a type II RAF inhibitor, and pimasertib. Treatment of Calu-6 cells with a combination of these inhibitors resulted in greater cell killing, as the EC50 for a 3 µM dose of BGB-283 was lowered by approximately 60-fold in the presence of pimasertib. These results suggest treatment with a MEK inhibitor in the presence of a RAF inhibitor result in an added cell killing benefit than observed with either inhibitor alone.

Figure 15. The sensitivity of Calu-6 cells to pimasertib was enhanced when cells were treated with BGB-283, a type II RAF inhibitor.

Similarly, in experiments with Calu-6 cells as well as NCI-H1792 cells, which contain a KRAS G12C mutation, cell lines were shown to be sensitive to either DAY101 (tovorafenib) or MEKi-1 as monotherapy, however a combination of these inhibitors resulted in greater cell killing than observed with either inhibitor alone. These data further support the potential added benefit of combining a MEK inhibitor, with a type II RAF inhibitor, such as DAY 101 as a strategy to address certain MAPK-driven adult solid tumors.

Figure 16. Synergy was observed with DAY101 (tovorafenib) when combined with the MEK inhibitor in KRAS G12C or Q61 mutant tumor cell lines in vitro.

Clinical results

Pimasertib has been dosed in over 850 cancer patients in trials sponsored by Merck KGaA, Darmstadt, Germany KGaA, both as monotherapy and in combination with standard of care therapies, such as gemcitabine, dacarbazine, and the colorectal cancer regimen FOLFIRI, as well as selected investigational agents (the HDM2 inhibitor SAR405838, the PI3K/mTOR inhibitor SAR245409). To date, there have been no clinical trials investigating the potential of pimasertib in combination with a RAF inhibitor.

The initial Phase 1 trial of pimasertib was designed to evaluate different schedules and escalating doses of pimasertib monotherapy in patients with various solid tumors, including colorectal, melanoma, prostate, lung, and mesothelioma. The primary goal of this trial was to establish safety and pharmacokinetics to determine the most appropriate dose and schedule for further investigation. Preliminary efficacy was also assessed in terms of tumor response. While several examples of stable disease were observed across tumor types, multiple partial responses were observed in melanoma patients that triggered further investigations in this tumor type. In a dose expansion arm of this trial, 89 melanoma patients received pharmacologically active doses of pimasertib ranging from 28 mg to 255 mg/day across four dose regimens. The ORR was 12.4%, including one complete response, ten partial responses, and 46 patients with stable disease. In the Phase 1 monotherapy trial, dose limiting toxicities were mainly observed at doses of 120 mg/day or greater and included skin rash/acneiform dermatitis and ocular events, such as serous retinal detachment. The most common drug-related adverse events were consistent with effects observed with other MEK inhibitors, including diarrhea, skin disorders, ocular disorders, asthenia/fatigue, and peripheral edema. According to a publication of the results of the melanoma patients enrolled on the monotherapy Phase 1 clinical trial, TEAEs of Grade 3 or higher were experienced by eight out of the 69 patients enrolled. The TEAEs were skin events (n=4), ocular events (n=2) and diarrhea (n=2). All four skin events occurred in the continuous (R3) twice-daily group, whereas ocular and diarrhea events were reported in both the continuous twice-daily group and the discontinuous group. High doses of pimasertib were associated with cases of retinal detachment; however, this and all other toxicities were manageable with supportive care and treatment interruption or dose reduction.

Merck KGaA, Darmstadt, Germany also conducted a multicenter, open-label, randomized Phase 2 trial in 194 patients with NRAS-mutated locally advanced or metastatic cutaneous melanoma, which compared single-agent pimasertib dosed at 60 mg BID to dacarbazine. Median progression free survival, or PFS, in pimasertib treated patients was 13.0 weeks, which was significantly longer than the 6.9 weeks observed in dacarbazine treated patients.

Clinical development plan

We have a master protocol encompassing Phase 1b and Phase 2 trials to study the potentially beneficial combination of DAY101 (tovorafenib) and pimasertib in patients 12 years and older with various MAPK pathway-altered tumors. As shown in Figures 17 and 18, respectively, below, the protocol is designed to have two substudies: (1) a DAY101 (tovorafenib) monotherapy study for patients with BRAF or CRAF fusions or RAF1 (CRAF) amplifications; and (2) a substudy to evaluate DAY101 (tovorafenib) plus pimasertib for patients with NRAS mutations, BRAFwt fusions and other BRAF mutations with the exception of V600E and V600K mutations. The combination substudy will be a Phase 1b dose ranging trial to establish the Phase 2 dose of DAY101 (tovorafenib) in combination with pimasertib. Once this dose is established, patients will be enrolled in the combination dose expansion portion of this trial in cohorts defined by genetic aberration, such as NRAS mutation or BRAFwt fusion. The primary endpoint for the Phase 1b portion of the combination substudy is safety. For the monotherapy substudy in RAFwt fusions and RAF1 amplifications and the Phase 2 expansion cohorts, the primary endpoint is overall response rate and duration of response. We initiated the Phase 2 monotherapy substudy in mid-2021 and anticipate initiating the Phase 1b combination substudy in March 2022. Consistent with our approach to drug development, as well as recently published FDA guidance, we have decided to design these initial combination substudies trials to be able to include adolescent patients 12 years and older with relapsed MAPK-driven solid tumors.

Figure 17. Umbrella master study – DAY101-102 (main protocol) DAY101 (tovorafenib) and MAPK pathway aberration, Sub-study 1 monotherapy (DAY101-102a).

Figure 18. Umbrella master study – DAY101-102 (main protocol) DAY101 (tovorafenib) and MAPK pathway aberration, Sub-study 2 MEK combo (DAY101-102b).

Preclinical data from multiple groups suggest that the combination of a MEK inhibitor, such as pimasertib, and a type II RAF inhibitor will have beneficial activity in various MAPK-driven tumor contexts, meaning that potent cell killing activity was obtained at lower concentrations of pimasertib than expected from data generated from monotherapy treatment. We believe that appropriate dosing of pimasertib in combination with DAY101 (tovorafenib) may limit frequency and severity of adverse events observed with pimasertib alone, dosed at the MTD, owing to the ability to define a biologically active dose combination. We anticipate exploring pediatric combination trials once additional dosing and safety data is collected in adult patients.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for commercial manufacturing if any of our product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational product candidates, as well as our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

To date, we have contracted to obtain active pharmaceutical ingredients, or API, drug product, and packaging/distribution for our product candidates from STA Pharmaceutical Hong Kong Limited, Quotient Sciences – Philadelphia, LLC, and Fisher Clinical Services respectively, upon whom we currently rely as single-source contract manufacturing organizations, or CMOs. In addition, as part of the Takeda Asset Agreement we obtained an amount of DAY101 (tovorafenib) that we believe is a sufficient base amount to initiate our pivotal Phase 2 clinical trial. We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which third-party CMOs will generally provide us with necessary quantities of API, drug product, packaging/distribution on an order by order basis based on our development needs. As we advance our product candidates through development, we will explore adding backup suppliers for the API, drug product, packaging and formulation for each of our product candidates to protect against any potential supply disruptions.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, the expertise of our team, and our development experience and scientific knowledge provide us with competitive advantages, we face increasing competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, and are more convenient or less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we can, which could result in our competitors establishing a strong market position before we are able to enter the market or could otherwise make our development more complicated. We believe the key competitive factors affecting the success of all of our programs are likely to be efficacy, safety and patient convenience.

We believe that DAY101 (tovorafenib) has the potential to be the first pan-RAF inhibitor to be approved by the FDA, for use in the treatment of pLGG, as we are not aware of competing product candidates that are further along in the development process. However, this does not indicate that DAY101 (tovorafenib) has been proven effective or that it will receive regulatory approval.

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

Four MEK inhibitors have been approved by the FDA. Three have been approved for the treatment of tumors containing BRAF V600E or V600K mutations, including cobimetinib, marketed as Cotellic® by Genentech; trametinib, marketed as Tafinlar® by Novartis; and binimetinib, marketed as Mektovi® by Pfizer. A fourth MEK inhibitor–selumetinib, marketed as Koselugo® by AstraZeneca, has been approved for the treatment of pediatric patients, 2 years of age and older, with neurofibromatosis type 1, or NF1, who have symptomatic, inoperable plexiform neurofibromas.

Novartis is developing the next-generation BRAF inhibitor LXH254 in combination with various agents, in Phase 1/2 clinical trials. BeiGene has two next-generation BRAF programs: Lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study. Hanmi and Genentech are developing belvarafenib in combination with cobimetinib in a Phase 1b clinical trial. Fore Therapeutics (formelly NovellusDx) is developing the RAF dimer breaker PLX8394 in a Phase 1/2 trial in combination with cobicistat. Kinnate is developing KIN-2787 in monotherapy phase 1 clinical trial. Black Diamond Therapeutics have next-generation BRAF inhibitors in various stages of preclinical development.

With regard to the treatment of pLGG, some MEK inhibitors and some type I RAF inhibitors other targeted therapies are being studied in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. The off-label use of these agents may represent competition for DAY101 (tovorafenib) when it enters the market.

Significant agreements

Takeda asset agreement and Millennium stock exchange agreement

On December 16, 2019, DOT Therapeutics-1, Inc., our subsidiary, entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Pursuant to the Takeda Asset Agreement, we purchased certain technology rights and know-how related to TAK-580 (which is now DAY101 (tovorafenib)) being developed to treat patients with primary brain tumors or brain metastases of solid tumors. We also received clinical inventory supplies to use in our research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to us its exclusive license agreement, or the Viracta License Agreement, with Sunesis Pharmaceuticals, Inc. (which recently merged with Viracta), or Viracta. Takeda also granted us a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement or otherwise through practice of the technology assigned or licensed to us under the Takeda Asset Agreement, in each case, to develop, manufacture and commercialize products containing DAY101 (tovorafenib) in all fields of use except for certain specified therapeutic indications. We also granted Takeda an exclusive license under the technology assigned or licensed to us under the Takeda Asset Agreement and a non-exclusive license under any patents and know-how generated by us under the Takeda Asset Agreement or otherwise through the practice of the technology assigned or licensed to us under the Takeda Asset Agreement, in each case, only for Takeda to develop, manufacture and commercialize products containing DAY101 (tovorafenib) in the field excluded from our license grant. This grant back license to Takeda was terminated at the time of Conversion, as defined below, in connection with the Millennium Stock Exchange Agreement.

Under the Takeda Asset Agreement, we are obligated to use commercially reasonable efforts to develop and seek regulatory approval for at least one product in our licensed field in either the United States or one of the major European markets and following receipt of regulatory approval, to commercialize such product in such country.

In consideration for the sale and assignment of assets and the grant of the license to us under the Takeda Asset Agreement, we made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of Series A redeemable convertible preferred stock in our subsidiary, DOT Therapeutics-1, Inc. We estimated fair value of issued shares as $9.9 million, based on the price paid by other investors for issued shares in the Series A financing of DOT Therapeutics-1, Inc. On May 4, 2021, we entered into a Stock Exchange Agreement with Millennium Pharmaceuticals, Inc., an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Pursuant to the terms of the Millennium Stock Exchange Agreement and the Plan of Conversion, Millennium Pharmaceuticals, Inc. exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of DOT Therapeutics-1, Inc. for 6,470,382 shares of our common stock pursuant to and contingent upon the effectiveness of the Conversion. We recorded a total of $10.9 million consideration for license and clinical supplies as research and development expenses. Prior to the Conversion, to the extent activities by Takeda with respect to its exploitation of a product containing DAY101 (tovorafenib) in its field triggered a milestone under the Viracta License Agreement, Takeda would have, at our election, paid such milestone directly to Viracta, provided, that if we subsequently triggered such milestone based on our exploitation of such products in our field, then we would have reimbursed Takeda such paid milestone amount. Takeda was responsible for any royalty payments owed to Viracta pursuant to the Viracta License Agreement as a result of Takeda’s exploitation of such product in its field. Takeda’s right to exploit a product in its field was terminated unused at the time of Conversion in connection with the Millennium Stock Exchange Agreement.

The term of the Takeda Asset Agreement will expire on a country-by-country basis upon expiration of all assigned patent rights and all licensed patent rights in such country. Takeda may terminate the Takeda Asset Agreement prior to our first commercial sale of a product if we cease conducting any development activities for a continuous and specified period of time and such cessation is not agreed upon by the parties to the Takeda Asset Agreement and is not done in response to guidance from a regulatory authority. Additionally, Takeda can terminate the Takeda Asset Agreement in the event of our bankruptcy. In the event of termination of the Takeda Asset Agreement by Takeda as a result of our cessation of development or bankruptcy, all assigned patents, know-how and contracts (other than the Viracta License Agreement) will be assigned back to Takeda and Takeda will obtain a reversion license under patents and know-how generated to exploit all such terminated products.

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

Pursuant to the Viracta License Agreement, if we do not use commercially reasonable and diligent efforts to develop, obtain regulatory approval and commercialize a licensed product and do not remedy any such failure within a specified period of time, then Viracta has the right to terminate our license to such licensed product and subject to specified rights that Takeda had pursuant to the Takeda Asset Agreement, Viracta will obtain a reversion license to exploit such licensed product.

Under the Viracta License Agreement, we paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses. We made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expenses when the milestone was achieved in April 2021. We are also required to make additional milestone payments of up to $54 million upon achievement of specified development and regulatory milestones. Additionally, if we obtain a priority review voucher with respect to a licensed product and sell such priority review voucher to a third party or use such priority review voucher, we are obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, we are obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. Our obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by us covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

The total amount of consideration for the assets and the license acquired related to the Takeda Asset Agreement and Viracta License Agreement of $12.9 million was recorded as research and development expenses in the consolidated income statement in December 2019.

The term of the Viracta License Agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of our obligation to pay royalties to Viracta with respect to such product in such country. We have the right to terminate the Viracta License Agreement with respect to any or all of the licensed products at will upon a specified notice period. Additionally, either party can terminate the Viracta License Agreement for the other party’s uncured material breach or bankruptcy. Viracta also has the right to terminate our rights to a licensed product if we breach our diligence obligations with respect to such licensed product and do not cure such breach within a specified time period. In the event of termination of the Viracta License Agreement by Viracta as a result of our breach or bankruptcy or by us for convenience, then subject to specified rights that Takeda had pursuant to the Takeda Asset Agreement, Viracta will obtain a reversion license to exploit all such terminated licensed products.

License agreement with Merck KGaA, Darmstadt, Germany

On February 10, 2021, Day One Biopharmaceuticals, Inc., our subsidiary, entered into a license agreement, or the MRKDG License Agreement, with Merck KGaA, Darmstadt, Germany, a pharmaceutical corporation located in Darmstadt, Germany. Under the MRKDG License Agreement, Merck KGaA, Darmstadt, Germany as licensor granted to Day One Biopharmaceuticals, Inc., an exclusive worldwide license, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for us to research, develop, manufacture and commercialize products containing and comprising the pimasertib and MSC2015103B compounds. Our exclusive license grant is subject to a non-exclusive license granted by Merck KGaA, Darmstadt, Germany’s affiliate to a cancer research organization and Merck KGaA, Darmstadt, Germany retains the right to conduct, directly or indirectly, certain ongoing clinical studies relating to pimasertib.

Under the MRKDG License Agreement, we have obligations to use commercially reasonable efforts to develop and commercialize at least two licensed products in at least two specified major market countries by the year 2029.

In consideration for the rights granted under the MRKDG License Agreement, we made an upfront payment of $8.0 million to the licensor, which was recorded as research and development expenses. We may also be required to make additional payments of up to $367.0 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. The royalties will be payable on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of Merck KGaA, Darmstadt, Germany’s licensed patents in such country or (ii) the 12th anniversary of the first commercial sale of such licensed product in such country.

The term of the MRKDG License Agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of our obligation to pay royalties to the licensor with respect to such licensed product in such country and will expire in its entirety upon the expiration of all of our payment obligations with respect to all licensed products and all countries under the MRKDG License Agreement. We have the right to terminate the MRKDG License Agreement at will upon a specified notice period. Merck KGaA, Darmstadt, Germany has the right to terminate the MRKDG License Agreement in the event we challenge the validity of the licensed patents. Merck KGaA, Darmstadt, Germany may also terminate the MRKDG License Agreement in the event we acquire a specified type of competing product and do not elect to divest such competing product within a specified time period or in the event we are acquired by an entity with a specified type of competing product and do not either divest such competing product within a specified time period or do not segregate and exploit such competing product independent of the exploitation of the licensed products. Additionally, either party can terminate the MRKDG License Agreement for the other party’s uncured material breach or bankruptcy.

Intellectual property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our drug candidates, technology and know-how, to operate without infringing the proprietary or intellectual property rights of others and to prevent others from infringing our proprietary or intellectual property rights. We expect that we will seek to protect our proprietary and intellectual property position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and drug candidates that are important to the development and implementation of our business. We also rely on trade secrets, know-how, trademarks, continuing technological innovation and licensing opportunities to develop and maintain our proprietary and intellectual property position. Presently, our patent portfolio includes issued patents and pending patent applications that are in-licensed, owned and/or co-owned by us.

We currently, and expect that we will continue to, own, co-own or in-license patent applications and issued patents related to our drug candidates, as well as their use in the treatment of various diseases such as pediatric cancers. For our drug candidates, we generally pursue multilayered patent protection covering compositions of matter, methods of use and methods of manufacture. We intend to strengthen the patent protection of our drug candidates and technologies through additional patent application filings.

As of February 8, 2022, we owned or co-owned a patent portfolio consisting of eight patent families, exclusively in-license three patent families from Merck KGaA, Darmstadt, Germany, and non-exclusively in-license one patent family from Takeda Pharmaceutical Company Limited. The eight patent families that we own or co-own include patent applications and issued patents that cover compositions of matter, pharmaceutical compositions, methods of synthesis, synthetic intermediates, methods of treatment and combination therapies related to our product candidate DAY101 (tovorafenib). The non-exclusively in-licensed patent family from Takeda Pharmaceutical Company Limited covers a catalyst that may be used in a preparation of our product candidate DAY101 (tovorafenib). The three exclusively in-licensed patent families from Merck KGaA, Darmstadt, Germany cover compositions of matter and methods of use for our MEK inhibitor product candidates. Patent terms for our owned, co-owned or licensed patents discussed herein exclude any patent term extension that may be available.

Our owned or co-owned patent portfolio, as of February 8, 2022, includes a co-owned patent family that is directed to the compositions of matter and methods of use of DAY101 (tovorafenib) with four issued U.S. patents and multiple foreign patents and applications including granted patents in Germany, France, United Kingdom, Belgium, Switzerland, Denmark, Spain, Ireland, Italy, Netherlands, Australia, Brazil, Canada, China, India, Japan, Korea, Mexico, Singapore, South Africa, Taiwan, and Hong Kong, which are expected to expire between 2028 and 2031.

Our owned or co-owned patent portfolio includes a patent family that is directed to pharmaceutical formulations of DAY101 (tovorafenib) with an issued U.S. patent and multiple foreign patents and applications including granted patents in Germany, France, United Kingdom, Belgium, Switzerland, Spain, Ireland, Italy, Luxembourg, Monaco, Japan, and China, which are expected to expire in 2035. Our owned or co-owned patent portfolio includes an additional pharmaceutical formulation patent family that is directed to formulations of DAY101 (tovorafenib) including a pending PCT application that, if nationalized and issued, is expected to expire in 2040. Our owned or co-owned patent portfolio also includes a patent family directed to methods of synthesizing DAY101 (tovorafenib) including an issued U.S. patent, a pending U.S. application and at least 10 foreign patent applications that, if issued, are expected to expire in 2038. Our owned or co-owned patent portfolio further includes a patent family directed to methods of treating cancer using DAY101 (tovorafenib) in combination with docetaxel and/or paclitaxel with one pending U.S. application and multiple foreign patents and patent applications including granted patents in Germany, France, United Kingdom, Belgium, Switzerland, Spain, Ireland, Italy, Luxembourg, and Monaco that are expected to expire in 2035. Our owned or co-owned patent portfolio includes a patent family with a pending PCT application directed to methods of treating pediatric low grade glioma that, if nationalized and issued, is expected to expire in 2041. Our owned or co-owned patent portfolio includes a patent family with two U.S. provisional applications directed to methods of treating cancer using DAY101 (tovorafenib) in combination with a MEK inhibitor such as pimasertib that, if converted to a non-provisional application and issued, is expected to expire in 2042. Our owned or co-owned patent portfolio further includes a patent family with one U.S. provisional application directed to methods of selecting patients for treatment with DAY101 (tovorafenib) that, if converted to a non-provisional application and issued, is expected to expire in 2042.

Our patent portfolio, as of February 8, 2022, includes a patent family exclusively in-licensed from Merck KGaA, Darmstadt, Germany that covers the composition of matter and methods of use of pimasertib. This patent family includes four issued U.S. patents and multiple foreign patents and/or applications including granted patents in Argentina, Austria, Australia, Belgium, Bulgaria, Brazil, Canada, Switzerland, China, Cyprus, Czech Republic, Germany, Denmark, Eurasia, Estonia, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Hungary, Ireland, Israel, India, Iceland, Italy, Japan, Korea, Lithuania, Luxembourg, Latvia, Monaco, Mexico, Netherlands, Norway, Poland, Portugal, Romania, Russian Federation, Sweden, Singapore, Slovenia, Slovakia, Turkey, Ukraine, and South Africa that are expected to expire between 2025 and 2028. Our patent portfolio includes a patent family exclusively in-licensed from Merck KGaA, Darmstadt, Germany that is directed to the solid state form of pimasertib. This patent family includes one issued U.S. patent and multiple foreign patents and/or applications, including granted patents in Austria, Australia, Belgium, Canada, Switzerland, Czech Republic, Germany, Denmark, Eurasia, Spain, France, United Kingdom, Italy, Japan, Luxembourg, Mexico, Netherlands, Poland, Portugal, Russian Federation, Sweden, Singapore, Taiwan, and South Africa, which are expected to expire in 2033. Our patent portfolio further includes a patent family exclusively in-licensed from Merck KGaA, Darmstadt, Germany that covers the composition of matter and methods of use of MSC2015103B with two issued U.S. patents and multiple foreign patents and/or applications, including granted patents in Argentina, Austria, Australia, Belgium, Brazil, Canada, Switzerland, China, Czech Republic, Germany, Denmark, Eurasia, Estonia, Spain, Finland, France, United Kingdom, Hong Kong, Croatia, Hungary, Ireland, Israel, India, Iceland, Italy, Korea, Lithuania, Luxembourg, Latvia, North Macedonia, Malta, Mexico, Netherlands, Norway, New Zealand, Philippines, Poland, Portugal, Romania, Russian Federation, Sweden, Singapore, Slovenia, Slovakia, Turkey, Ukraine, and South Africa, which are expected to expire in 2029.

The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries in which we file, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or USPTO, in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. Additionally, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time a drug is under regulatory review while a patent that covers the drug is in force. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended.

Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, if available. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and, if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see the section titled “Risk factors–Risks related to our intellectual property.” Expiration dates referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us.

The patent positions of biopharmaceutical companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, see the section titled “Risk factors–Risks related to our intellectual property.”

In addition to patent protection, we also rely on trade secrets, know-how, trademarks, other proprietary information and continuing technological innovation to develop and maintain our competitive position. Our trademark portfolio currently contains registration applications and/or registrations for Day One, Day One Biopharmaceuticals, and Cancer Drug Development Comes of Age in the United States. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see “Risk factors—Risks related to our intellectual property.”

Government regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA approval process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations that govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which the FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. Imposition of a clinical hold may be full or partial. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. The IRB will also monitor the clinical trial until completed. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single trial may be sufficient in rare instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence.

These Phases may overlap or be combined. For example, a Phase 1/2 clinical trial may contain both a dose- escalation stage and a dose-expansion stage, the latter of which may confirm tolerability at the recommended dose for expansion in future clinical trials (as in traditional Phase 1 clinical trials) and provide insight into the anti-tumor effects of the investigational therapy in selected subpopulation(s). Typically, during the development of oncology therapies, all subjects enrolled in Phase 1 clinical trials are disease-affected patients and, as a result, considerably more information on clinical activity may be collected during such trials than during Phase 1 clinical trials for non-oncology therapies.

The manufacturer of an investigational drug in a Phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. The FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls.

The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved NDA is also subject to annual program fees. The FDA adjusts the user fees on an annual basis, and the fees typically increase annually.

The FDA reviews each submitted NDA before it determines whether to file it, based on the agency’s threshold determination that it is sufficiently complete to permit substantive review, and the FDA may request additional information. The FDA must make a decision on whether to file an NDA within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is filed, FDA begins an in-depth review of the NDA. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late- submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its goal dates for standard and priority NDAs, and the review process can be extended by FDA requests for additional information or clarification.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also typically inspects one or more clinical trial sites to ensure compliance with GCP requirements and the integrity of the data supporting safety and efficacy.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter, or CRL. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application, such as additional clinical data, additional pivotal clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may resubmit the NDA addressing all of the deficiencies identified in the letter, withdraw the application, engage in formal dispute resolution or request an opportunity for a hearing. The FDA has committed to reviewing resubmissions in two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If, or when, the deficiencies identified in the CRL have been addressed to the FDA’s satisfaction in a resubmission of the NDA, FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of an NDA supplement or, in some case, a new NDA, before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Disclosure of clinical trial information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing and making the product for this type of disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The first NDA applicant to receive FDA approval for a particular active moiety to treat a rare disease for which it has such designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Other benefits of orphan drug designation include tax credits for certain research and an exemption from the NDA user fee.

Breakthrough therapy designation

The FDA is also required to expedite the development and review of applications for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to design the clinical studies in an efficient manner.

Accelerated approval

Accelerated approval may be granted for a product that is intended to treat a serious or life-threatening condition and that generally provides a meaningful therapeutic advantage to patients over existing treatments. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a clinical or survival benefit. The accelerated approval pathway is contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence and, in most cases, the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Pediatric information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted except that PREA will apply to an original NDA for a new active ingredient that is orphan-designated if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or nonpatent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Post-Approval requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in a manner consistent with the approved labeling.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to current good manufacturing practices, or cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with FDA subjects entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Rare pediatric disease designation and priority review vouchers

Under the Rare Pediatric Disease Priority Review Voucher program, the FDA may award a priority review voucher to the sponsor of an approved marketing application for a product that treats or prevents a rare pediatric disease. The voucher entitles the sponsor to priority review of one subsequent marketing application. A voucher may be awarded only for an approved rare pediatric disease product application. A rare pediatric disease product application is an NDA for a drug (in the case of a small molecule) that treats or prevents a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; in general, the disease must affect fewer than 200,000 such individuals in the U.S.; the NDA must be deemed eligible for priority review; the NDA must not seek approval for a different adult indication (i.e., for a different disease/condition); the drug must not contain an active ingredient that has been previously approved by the FDA; and the NDA must rely on clinical data derived from studies examining a pediatric population such that the approved product can be adequately labeled for the pediatric population. Before NDA approval, the FDA may designate a product in development as a product for a rare pediatric disease.

To receive a rare pediatric disease priority review voucher, a sponsor must notify FDA, upon submission of the NDA, of its intent to request a voucher. If the FDA determines that the NDA is a rare pediatric disease product application, and if the NDA is approved, the FDA will award the sponsor of the NDA a voucher upon approval of the NDA. The FDA may revoke a rare pediatric disease priority review voucher if the product for which it was awarded is not marketed in the U.S. within 365 days of the product’s approval. The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or biologics license application, or BLA, and entitles the holder to priority review of the accompanying NDA or BLA. The sponsor submitting the priority review voucher must notify the FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. The FDA must take action on an NDA or BLA under priority review within six months of receipt of the NDA or BLA.

In December 2020, the program was reauthorized, allowing a product that is designated as a product for a rare pediatric disease prior to September 30, 2024 to be eligible to receive a rare pediatric disease priority review voucher upon approval of a qualifying NDA prior to September 30, 2026.

The Hatch-Waxman amendments

Orange Book Listing

Under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Amendments, NDA applicants are required to identify to the FDA each patent whose claims cover the applicant’s drug or approved method of using the drug. Upon approval of a drug, the applicant must update its listing of patents to the NDA in timely fashion and each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.

Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredient(s), strength, route of administration, and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. An approved ANDA product is considered to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved under the ANDA pathway are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug pursuant to each state’s laws on drug substitution.

The ANDA applicant is required to certify to the FDA concerning any patents identified for the reference listed drug in the Orange Book. Specifically, the applicant must certify to each patent in one of the following ways: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. For patents listed that claim an approved method of use, under certain circumstances the ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method- of-use patent. If the applicant does not challenge the listed patents through a Paragraph IV certification, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA-holder and patentee(s) once the ANDA has been accepted for filing by the FDA (referred to as the “notice letter”). The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice letter. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months from the date the notice letter is received, expiration of the patent, the date of a settlement order or consent decree signed and entered by the court stating that the patent that is the subject of the certification is invalid or not infringed, or a decision in the patent case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired. In some instances, an ANDA applicant may receive approval prior to expiration of certain non-patent exclusivity if the applicant seeks, and the FDA permits, the omission of such exclusivity-protected information from the ANDA prescribing information.

Exclusivity

Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug unless the application contains a Paragraph IV certification, in which case the application may be submitted one year prior to expiration of the NCE exclusivity. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA for a generic version of the drug may be filed before the expiration of the exclusivity period.

Certain changes to an approved drug, such as the approval of a new indication, the approval of a new strength, and the approval of a new condition of use, are associated with a three-year period of exclusivity from the date of approval during which the FDA cannot approve an ANDA for a generic drug that includes the change. In some instances, an ANDA applicant may receive approval prior to expiration of the three-year exclusivity if the applicant seeks, and the FDA permits, the omission of such exclusivity-protected information from the ANDA package insert.

Patent term extension

The Hatch Waxman Amendments permit a patent term extension as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. After NDA approval, owners of relevant drug patents may apply for the extension. The allowable patent term extension is calculated as half of the drug’s testing phase (the time between IND application and NDA submission) and all of the review phase (the time between NDA submission and approval) up to a maximum of five years. The time can be reduced for any time the FDA determines that the applicant did not pursue approval with due diligence.

The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. However, the USPTO may not grant an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested.

The total patent term after the extension may not exceed 14 years, and only one patent can be extended. The application for the extension must be submitted prior to the expiration of the patent, and for patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

FDA regulation of companion diagnostics

If use of an in vitro diagnostic is essential to safe and effective use of a drug product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the drug product. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a pre-market approval, or PMA, for that diagnostic simultaneously with approval of the drug. The review of these in vitro companion diagnostics in conjunction with the review of a cancer therapeutic involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. Approval and clearance of a companion diagnostic also requires a high level of coordination between the drug manufacturer and device manufacturer, if different companies.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to a substantial application fee, which is typically increased annually.

In addition, PMAs must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic has adequate sensitivity and specificity, has adequate specimen and reagent stability, and produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also register their establishment(s), including payment of an annual establishment registration fee, and list their device(s) with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Other healthcare laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry. These laws include anti-kickback, false claims, transparency and health information privacy laws and other healthcare laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, amended the intent element of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal civil False Claims Act.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicare and Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not pre-empted by HIPAA.

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule that requires certain manufacturers of prescription drugs to collect and annually report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning calendar year 2021, manufacturers must collect information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse-midwives for reporting in the following year. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

We may also be subject to analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or that apply regardless of payor. In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Further, certain states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Additionally, we may also be subject to state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that business arrangements with third parties comply with applicable state, federal, and foreign healthcare laws and regulations involve substantial costs. If a drug company’s operations are found to be in violation of any such requirements, it may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of its operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other federal or state government healthcare programs, including Medicare and Medicaid, integrity oversight and reporting obligations, imprisonment, and reputational harm. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause a drug company to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.

U.S. healthcare reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) prescribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (now 70%) point of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (ix) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been executive, legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is uncertain how the United States Supreme court ruling, other such litigation case or how the healthcare measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. United States federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. The Medicare reductions phase back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the administration of the former president of the United States used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the administration of the former president of the United States announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. The current and former presidential administrations both issued executive orders intended to favor government procurement from domestic manufacturers. In addition, the Trump administration issued an executive order specifically aimed at the procurement of pharmaceutical products, which instructed the federal government to develop a list of “essential” medicines and then buy those and other medical supplies that are manufactured, including the manufacture of the API, in the United States. It is unclear whether this executive order or something similar will be implemented by the Biden Administration.

Further, on November 20, 2020, the U.S Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Coverage and reimbursement

Patients in the United States and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their prescription drugs. Accordingly, market acceptance of our drug products is dependent on the extent to which third-party coverage and reimbursement is available from government health administration authorities (including in connection with government healthcare programs, such as Medicare and Medicaid in the United States), private healthcare insurers and other healthcare funding organizations. Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we may obtain regulatory approval. Coverage decisions may not favor new drug products when more established or lower-cost therapeutic alternatives are already available. Patients are unlikely to use our products unless reimbursement is adequate to cover all or a significant portion of the cost of our drug products.

Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time-consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our drug products. Additionally, we may develop, either by ourselves or with collaborators, companion diagnostic tests for our product candidates for certain indications. We, or our collaborators, if any, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.

The market for our product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. Competition to be included in such formularies often leads to downward pricing pressures. In particular, third- party payors may refuse to include a particular reference listed drug in their formularies or otherwise restrict patient access to a reference listed drug when a less costly generic equivalent or other alternative is available.

The U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage and requirements for substitution of generic products for branded prescription drugs. Adoption of government controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could exclude or limit our drugs products from coverage and limit payments for pharmaceuticals.

In addition, we expect that the increased emphasis on managed care and cost containment measures in the United States by third-party payors and government authorities to continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Employees and human capital resources

As of December 31, 2021, we had 55 full-time employees. Of these employees, 21 held Ph.D., Pharm.D. or M.D. degrees, and 33 were engaged in research, development and technical operations. From time to time, we also retain independent contractors to support our organization. Approximately half of our employees are based at our headquarters in South San Francisco, California, with others working remotely. We have never experienced a work stoppage, none of our employees are represented by a labor union or covered by collective bargaining agreements, and we strive to attract and retain qualified employees in order to foster long-term working relationships.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purpose of our incentive share plan is to attract, retain and motivate selected employees, consultants and directors through the granting of incentive share-based compensation awards and cash-based performance bonus awards. We provide competitive compensation and benefits that are tailored specifically to the needs and requests of our employees and are designed to help us achieve our goals of attracting, hiring and retaining qualified personnel.

Facilities

Our principal executive office is located in South San Francisco, California, where we lease a total of 4,759 square feet of office space. The lease is expected to expire in February 2023, subject to our option to extend the lease by three additional years. We believe these facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Legal proceedings

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

Summary of Risk Factors

Our business is subject to several risks and uncertainties, including those immediately following this summary. Some of these risks are:

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
•
We are substantially dependent on the success of our lead product candidate, DAY101 (tovorafenib), which is currently in clinical development and which has not completed a pivotal trial.
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
•
We rely on data from an investigator-initiated trial Phase 1 clinical trial in our regulatory filings and we do not control the trial operations or reporting of the results.
•
If we fail to demonstrate safety and efficacy to our stakeholders, our reputation may be harmed and our business will suffer.
•
The COVID-19 pandemic could adversely impact our business, including our clinical trials and clinical trial operations.
•
The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for DAY101 (tovorafenib), pimasertib or any future product candidates, on a timely basis or at all.
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
•
If we are unable to obtain and maintain patent protection or other necessary rights for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or our rights under licensed patents are not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

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

Since our inception, we have focused substantially all of our efforts and financial resources on the clinical development of our lead product candidate, DAY101 (tovorafenib), initially for relapsed or progressive low-grade gliomas, or pLGGs, and our other current product candidate, pimasertib, an orally available small molecule inhibitor of MEK kinase, which we intend to use in combination with DAY101 (tovorafenib) for the treatment of RAS and RAF- dependent tumors. To date, we have financed our operations primarily through the sale and issuance of redeemable convertible preferred shares, convertible notes, and the completion of our initial public offering, or IPO.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our redeemable convertible preferred shares, our convertible notes and the completion of our IPO. For the years ended December 31, 2021, 2020, and 2019, we reported a net loss of $72.8 million, $43.8 million, and $17.0 million, respectively. We had an accumulated deficit of $127.5 million as of December 31, 2021. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance DAY101 (tovorafenib) and pimasertib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidate and other product candidates, including our ongoing pivotal Phase 2 clinical trial for DAY101 (tovorafenib) (FIREFLY-1), our planned Phase 3 clinical trial of DAY101 (tovorafenib) as a potential frontline therapy in pLGG, our planned Phase 2 clinical trial of DAY101 (tovorafenib) in adult RAS/RAF-altered solid tumors and our planned Phase 1b/2 trial for DAY101 (tovorafenib) and pimasertib, and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In addition, if we obtain marketing approval for DAY101 (tovorafenib), pimasertib, or another product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of DAY101 (tovorafenib), pimasertib, or such other product candidate, respectively. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

We are substantially dependent on the success of our lead product candidate, DAY101 (tovorafenib), which is currently in clinical development and which has not completed a pivotal trial.

Our future success is highly dependent on our ability to timely complete successful clinical trials, obtain regulatory approval for, and then successfully commercialize, our product candidates. We are early in our development efforts and our lead product candidate, DAY101 (tovorafenib), is currently in a pivotal Phase 2 clinical trial. Our other current product candidate, pimasertib, is in an earlier stage of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that DAY101 (tovorafenib), pimasertib or any future product candidates we develop, if any, will achieve success in their clinical trials or obtain regulatory approval.

Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidate, DAY101 (tovorafenib). The success of DAY101 (tovorafenib), will depend on several factors, including the following:

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
•
addressing any delays in our ongoing and planned clinical trials resulting from factors related to the COVID-19 pandemic or other major natural disaster or significant political event;
•
protecting and enforcing our rights in our intellectual property portfolio; and
•
maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, and it is possible that none of our product candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. For example, our business could be harmed if results of our ongoing clinical trial of DAY101 (tovorafenib) do not meet the clinical endpoints, or if we are unable to initiate a Phase 1b/2 trial of DAY101 (tovorafenib) as monotherapy or in combination with pimasertib.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, development and commercialization of our product candidates.

Our business depends entirely on the successful discovery or identification, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, DAY101 (tovorafenib), pimasertib, or another product candidate. Our ability to generate revenue and achieve profitability depends on several factors, including, but not limited to, our ability to:

•
complete a successful pivotal Phase 2 trial with DAY101 (tovorafenib) that achieves a competitive, clinically meaningful and generally well-tolerated target product profile;
•
initiate and complete a successful Phase 1b/2 trial of DAY101 (tovorafenib) as monotherapy and in combination with pimasertib in patients 12 years and older with tumors having activated RAF signaling;
•
initiate and successfully complete all safety, pharmacokinetic and other studies required to obtain U.S. and foreign marketing approval for DAY101 (tovorafenib) as a treatment for patients with pLGGs;
•
initiate and complete successful later-stage clinical trials that meet their clinical endpoints, including our planned front-line trial of DAY101 (tovorafenib) in patients with pLGG;
•
obtain favorable results from our clinical trials and apply for and obtain marketing approval for DAY101 (tovorafenib) and pimasertib from applicable regulatory authorities, including New Drug Applications, or NDAs, from the U.S. Food and Drug Administration, or the FDA, and maintaining such approvals;
•
establish licenses, collaborations or strategic partnerships that may increase the value of our programs;
•
establish and maintain viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;
•
successfully commercialize DAY101 (tovorafenib), pimasertib, and any future product candidates we may develop, if approved, by building a sales force or entering into collaborations with third parties;
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
•
achieve market acceptance of DAY101 (tovorafenib) or pimasertib and our other successful product candidates , if any, with patients, the medical community and third-party payors; and
•
attract, hire and retain qualified personnel.

To become and remain profitable, we must succeed in designing, developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials for our product candidates, designing and/or acquiring additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, retaining intellectual property or marketing exclusivity, or marketing and selling any products for which we may obtain marketing approval, if any. We are in the earlier stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

If we decide to or are required by the FDA or regulatory authorities in other jurisdictions to perform studies or clinical trials in addition to those currently expected, or if there are any delays in establishing appropriate manufacturing arrangements for, in initiating or completing our current and planned clinical trials for, or in the development of, any of our product candidates, our expenses could increase significantly and profitability could be further delayed.

Our failure to become and remain profitable could depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our lead product candidate, DAY101 (tovorafenib), pimasertib, and any future product candidates through clinical development. We expect increased expenses as we continue our research and development, initiate additional clinical trials seek to expand our product pipeline, seek marketing approval for our lead programs and future product candidates, if any and invest in our organization. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company, such as acquiring and retaining experienced personnel, developing new information technology systems, and other costs associated with being a public company. Also, we expect to experience ongoing and additional costs related to preparing and filing patent applications, maintaining our intellectual property and potentially expanding our office facilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. Our ability to raise capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, inflation, changes in interest rates or otherwise.

We had $284.3 million in cash and cash equivalents as of December 31, 2021. We believe that our existing cash, and cash equivalents, will enable us to fund our operating expenses, and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

•
the progress, timing and results of preclinical studies and clinical trials for our current or any future product candidates;
•
the extent to which we develop, in-license or acquire other pipeline product candidates or technologies;
•
the number and development requirements of current or future product candidates that we may pursue, and other indications for our current product candidates that we may pursue;
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
•
to the extent we pursue strategic collaborations, including collaborations to commercialize DAY101 (tovorafenib), pimasertib, or any of our future pipeline product candidates, in any, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses;
•
the cost associated with commercializing any approved product candidates, including establishing sales, marketing, market access and distribution capabilities;
•
the cost associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;
•
the revenue, if any, received from commercial sales of DAY101 (tovorafenib), pimasertib or any of our future product candidates if any are approved, or any future pipeline product candidates that receive marketing approval;
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

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, inflation, changes in interest rates or otherwise.

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

We rely on data from an investigator-initiated trial Phase 1 clinical trial in our regulatory filings and we do not control the trial operations or reporting of the results.

DAY101’s (tovorafenib) Phase 1 trial is run as investigator-initiated, multi-center trial in patients with relapsed/refractory pLGG that is being conducted by the Dana Farber Cancer Institute in collaboration with the Pacific Pediatric Neuro-Oncology Consortium, or PNOC. The last data reported from this trial was in January 2020. It is possible that additional data, when reported, will not demonstrate similar results. We have no control over the timing of such clinical data announcements. In addition, although we expect that our pivotal Phase 2 trial in pLGG will provide a sufficient dataset to support approval with approximately 60 patients based on preliminary discussions with regulatory agencies, we cannot assure you that the FDA will not require data from additional patients to support approval. In later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

Furthermore, we do not control the design or administration of investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials, and the investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-sponsored trials are inconsistent with, or different from, the results of our planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. While investigator-sponsored initiated trials could be useful to inform our own clinical development efforts, we do not control the data or timing of data releases for investigator-sponsored trials, and there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

In addition, some patients who receive access to drugs prior to their commercial approval through compassionate use, expanded access programs or right to try access, collectively referred to as compassionate use programs, have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high, which, if those adverse events are determined to be drug-related, could have a negative impact on the safety profile of our drug candidates if we were to provide them to these patients, which could cause significant delays or an inability to successfully commercialize our drug candidates and materially harm our business. If we were to provide patients with any of our drug candidates under a compassionate use program, our supply capabilities may limit the number of patients who are able to enroll in the program and we may in the future need to restructure or pause any compassionate use program in order to enroll sufficient numbers of patients in our controlled clinical trials required for regulatory approval and successful commercialization of our drug candidates, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

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

We may not be able to initiate or continue our ongoing or planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In our DAY101 (tovorafenib) program, we utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. We cannot be certain (i) how many patients will have the requisite alterations for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for regulatory approval or (iii) whether each specific BRAF mutation targeted will be included in the approved drug labeling. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates. The conditions for which we currently plan to evaluate our product candidates are orphan or rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. In addition, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as our clinical product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

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
•
the availability, expertise, and selection of CRO's to manage operations related to clinical trial enrollment
•
competing studies or trials with similar eligibility criteria;
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

Novartis is developing the next-generation BRAF inhibitor LXH254 in combination with various agents, in Phase 1/2 clinical trials. BeiGene has two next-generation BRAF programs: Lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study. Hanmi / Genentech are developing belvarafenib in combination with cobimetinib in a Phase 1b clinical trial. Fore Therapeutics (formerly NovellusDx) is developing the RAF dimer breaker PLX8394 in a Phase 1/2 trial in combination with cobicistat. Kinnate is developing KIN-2787 in monotherapy phase 1 clinical trial. Black Diamond Therapeutics have next-generation BRAF inhibitors in various stages of preclinical development.

With regard to the treatment of pLGG, some MEK inhibitors and some type I RAF inhibitors other targeted therapies are being studied in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. The off-label use of these agents may represent competition for DAY101 (tovorafenib) when it enters the market.

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

The COVID-19 pandemic in the United States and in other countries in which we have planned or have active clinical trial sites and where our third-party manufacturers operate, could cause significant disruptions that could severely impact our business and ongoing and planned clinical trials, including:

•
delays or difficulties in screening, enrolling and maintaining patients in our ongoing and planned clinical trials;
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

The global COVID-19 pandemic continues to evolve. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 disease cases and the emergence of new variant strains of the COVID-19 virus. Even in areas where “stay-at-home” restrictions have been lifted and the number of cases of COVID-19 disease has declined, many individuals remain cautious about resuming activities such as preventive-care medical visits. Additionally, the emergence of new variant strains of the COVID-19 virus in regions that have reopened has necessitated, and may in the future necessitate, renewed government restrictions in the jurisdictions in which we operate. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the emergence and spread of variants of the COVID-19 virus, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this “Risk Factors” section.

Adverse side effects or other safety risks associated with DAY101 (tovorafenib), pimasertib or any future product candidates we may develop could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any.

As is the case with pharmaceuticals generally, we have observed side effects and adverse events associated with our lead product candidate, DAY101 (tovorafenib) and our other product candidates. These side effects included acneiform rash, anemia, headache, muscle pain nausea and fatigue.

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

Additionally, patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons, which could impact development of DAY101 (tovorafenib) or pimasertib. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of our product candidates or reduce the duration of time that physicians expect to use our product in particular patients. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

Preliminary, interim, initial and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the preliminary data analysis for the pivotal Phase 2 of our DAY101 (tovorafenib) trial. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Therefore, positive interim or initial results in any ongoing clinical trial may not be predictive of such results in the completed study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published.

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

We plan to seek approval of DAY101 (tovorafenib) as first-line treatment in pLGG. There is no guarantee that our product candidates would be approved for first-line treatment, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

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

Our clinical development activities are primarily focused on the development of targeted therapeutics for patients with genomically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to approved or marketable products.

The discovery and development of targeted therapeutics for patients with genomically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover, identify and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our product candidates’ preclinical trial results and our clinical work, that the genomic alterations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our product candidates and achieve profitability. In addition, even if our approach is successful in showing clinical benefit for RAF-driven cancers for our DAY101 (tovorafenib) program, we may never successfully identify additional oncogenic alterations sensitive to DAY101 (tovorafenib) in other MAPK-driven tumors. Therefore, we do not know if our approach of treating patients with genomically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer.

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

Risks related to government regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for DAY101 (tovorafenib), pimasertib or any future product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to DAY101 (tovorafenib) and pimasertib, currently our only product candidates in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of drugs in the United States requires the submission of an NDA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Our product candidates must be approved by comparable regulatory authorities in other jurisdictions prior to commercialization.

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

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. For example, if successful, we believe that the expansion portions of the pivotal Phase 2 clinical trial of DAY101 (tovorafenib) may be sufficient to support FDA approval of an NDA for DAY101 (tovorafenib), but the FDA may disagree with the sufficiency of our data and require additional clinical trials. Additionally, depending upon the results of the expansion portions of the Phase 2 clinical trial of DAY101 (tovorafenib), we may choose to seek Subpart H accelerated approval for DAY101 (tovorafenib), which would require completion of a confirmatory trial to validate the clinical benefit of the drug. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of DAY101 (tovorafenib) or pimasertib or any other product candidate may not be predictive of the results of our later-stage clinical trials. For example, while we may believe certain results in patients, such as stable disease, suggest encouraging clinical activity, stable disease is not considered a response for regulatory purposes in an endpoint assessing objective response rate, or ORR.

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

We have not obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our clinical product candidates. Furthermore, even if we receive FDA approval, there is no assurance that we will receive similar approval from comparable regulatory authorities in foreign jurisdictions, which may limit our addressable market and could adversely affect our business, prospects, financial condition and results of operations.

If we experience delays in obtaining approval or if we fail to obtain approval of DAY101 (tovorafenib) or pimasertib, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

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

Even though we have received Breakthrough Therapy designation by the FDA for DAY101 (tovorafenib) in treating pLGG, such designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that DAY101 (tovorafenib) will receive marketing approval.

We have received Breakthrough Therapy designation by the FDA for DAY101 (tovorafenib) in patients with advanced pLGG. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

Although Breakthrough Designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. Although we obtained breakthrough device designation for DAY101 (tovorafenib) in advanced pLGG, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. For example, the time required to identify and resolve issues relating to manufacturing and controls, the acquisition of a sufficient supply of our product for clinical trial purposes or the need to conduct additional nonclinical or clinical studies may delay approval by the FDA, even if the product qualifies for breakthrough designation or access to any other expedited program. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product.

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

We have obtained orphan drug designation in the United States and in the European Union for use of DAY101 (tovorafenib) in treating malignant glioma and glioma, respectively. We may seek orphan drug designation for DAY101 (tovorafenib) in additional geographies or indications, or for pimasertib or any product candidates we develop in the future. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing the drug for the type of disease or condition will be recovered from sales of the product in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication during that time period. The applicable period is seven years in the United States and ten years in the EU. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

DAY101 was granted rare pediatric designation by the FDA in May 2021 for DAY101 in the treatment of low-grade gliomas (LGGs) harboring an activating RAF alteration that disproportionately affects children. We intend to submit the initial DAY101 NDA as a rare pediatric designation marketing application which may or may not be designated as such by the FDA upon review.

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

In some countries, including Canada and certain member states of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, such as arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication or other countries. In addition, the withdrawal of the United Kingdom, or UK, from its membership in the EU, often referred to as “Brexit,” could lead to further legal and regulatory uncertainty in the UK and may lead to the UK and EU adopting divergent laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the UK determines which EU laws to replicate or replace. If the UK were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the EU and the UK.

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

We have never commercialized a product candidate as a company. We may license certain rights with respect to our product candidates to collaborators and rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing approval, we will have to develop our own sales, marketing, market access, commercial planning and supply organization or outsource these activities to a third-party. We are planning on finding collaborations to secure regulatory approvals and commercialize our products outside of the US. We cannot assure that any collaboration(s) will result in short term or long term benefit to the company.

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

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of DAY101 (tovorafenib) and pimasertib, and any preclinical studies and clinical trials of any future product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Since such third parties partially control the progress of these trials, they may also publish the data related to these trials prior to obtaining or without our approval for doing so. Specifically, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. For example, in addition to the Phase 1 clinical trial run by Dana Farber Cancer Institute in collaboration with PNOC, the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research, is developing a group-wide clinical trial of DAY101 (tovorafenib) in relapsed Langerhans cell histiocytosis. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for DAY101 (tovorafenib), pimasertib or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

The manufacture of our product candidates is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

We do not have any manufacturing facilities, and we currently contract with certain third-party manufacturers in China. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if any of our product candidates obtain marketing approval. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus and the actions undertaken to contain the COVID-19 virus or treat its effects. In addition, any disruption in production or inability of our manufacturers specifically in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Any of these matters could materially adversely affect our business, financial condition and results of operations. In addition, disruptions in logistics routes and transportation capabilities could disrupt our supply chain. And, if we experience unexpected spikes in demand over time, we risk running out of our necessary supplies.

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

We rely on a limited number of suppliers, some of whom are our sole source for certain materials, and some of whom are based in foreign jurisdictions. Our small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, natural disasters, fire, acts of terrorism, pandemics, including the COVID-19 pandemic, or other catastrophic events.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CMOs for clinical testing cannot perform as agreed, we may be required to replace such CMOs. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics such as the COVID-19 pandemic. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

We largely conduct our operations in the greater San Francisco Bay Area, a region that is home to other pharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among pharmaceutical companies. Many of the other pharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. In addition, as our business changes, key personnel may not want to work for a larger, commercial enterprise. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated. We have adopted a greater level of flexibility in our recruiting practices to attract and hire candidates outside of the San Francisco Bay Area region, which is intended to increase retention but could have a negative impact on employee engagement, resulting in greater employee turnover.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

We had 55 full-time employees as of December 31, 2021. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of DAY101 (tovorafenib), pimasertib, or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of DAY101 (tovorafenib), pimasertib, or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize DAY101 (tovorafenib), pimasertib, our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 pandemic and the subsequent increase of “work from home” have generally increased the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants, and other third-party partners, or inappropriate disclosure of confidential, sensitive, or proprietary information, we could incur liability and reputational damage and the further development and commercialization of DAY101 (tovorafenib), pimasertib, or any future product candidates could be delayed. Any breach, loss or compromise of proprietary, sensitive, or confidential information may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. For example, the California Consumer Privacy Act of 2018, or the CCPA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences.

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

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our CROs, CMOs, vendors, contractors, consultants, and other third-party partners, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for DAY101 (tovorafenib), pimasertib, or any other product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or personnel, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

In the United States, numerous federal and state laws and regulations, including federal health information privacy and security laws, federal and state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain protected health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil and criminal penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

The state of California recently enacted the CCPA, which creates new individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA went into effect on January 1, 2020 and may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal information and protected health information. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or the CPRA, which expands upon the CCPA, was passed in the November 2020 election. The CCPA gives (and the CPRA will give) California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability. The CCPA has prompted several proposals for new federal and state-level privacy legislation, such as in Nevada, New Hampshire, Ohio, New York, Washington, Illinois and Nebraska, as well as in Virginia, which passed the Virginia Consumer Data Protection Act, or VCDPA, which will be effective as of January 1, 2023, and Colorado, which enacted the Colorado Privacy Act, or CoPA, which is set to take effect on July 1, 2023. The VCDPA, CoPA and other such proposed legislation, if enacted, could increase our potential liability and compliance costs, and adversely affect our business.

Foreign data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, may apply to personal information (including health-related data) obtained from individuals in the European Economic Area (EEA) and Switzerland. The GDPR, and its implementing legislation across the European Union (EU), imposes strict obligations on businesses, including requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators, requiring limitations on data processing, establishing a legal basis for processing personal information, notification of data processing obligations, notification of security incidents to appropriate data protection authorities or data subjects, protecting the security and confidentiality of the personal information, and establishing means for data subjects to exercise rights in relation to their personal information. The GDPR subjects noncompliant companies to fines of up to the greater of 20 million Euros or 4% of their global annual revenues, potential bans on processing of personal information (including clinical trials), and private litigation. To the extent applicable, the GDPR will increase our responsibility and liability in relation to personal information that we process, and we may be required to put in place additional mechanisms and expend additional time and resources to ensure compliance with the EU data protection rules. Additionally, the United Kingdom, or UK, implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. Changes in these legislations may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. In addition, supervisory authorities in the EEA, Switzerland, and the UK have enforced data protection legislation inconsistently, which may result in us having to spend additional resources in order to comply with rules and guidance applicable only in certain, local jurisdictions.

Further, European data protection laws generally prohibit the transfer of personal information to countries outside of the EEA, UK, and Switzerland, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal information from the EEA, UK, and Switzerland to the United States and other countries, they are or may become subject to legal challenges that, if successful, could invalidate these mechanisms, restrict our ability to process personal information of Europeans outside of Europe and adversely impact our business. For example, in July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, which enabled the transfer of personal information from EU to the U.S. for companies that had self-certified to the Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the CJEU did not invalidate the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The European Data Protection Board, or EDPB, issued additional guidance regarding the CJEU’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers. In June 2021, the European Commission adopted new Standard Contractual Clauses under the GDPR for transfers of personal data outside the EU to countries that the European Commission has not deemed to provide an adequate level of protection for such personal data. If we elect to rely on the new Standard Contractual Clauses for personal data transfers out of the EU, and in light of the EDPB recommendations, we may be required to expend significant resources to meet the obligations the new Standard Contractual Clauses impose; for example, we may be required to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. We will also have to spend resources to ensure that, prior to 2023, these new Standard Contractual Clauses are incorporated into all contracts governing data processing and cross-border transfer, including those contracts that are currently subject to the old Standard Contractual Clauses. In addition, it is anticipated that the UK will finalize its new model clauses governing cross-border data transfers, and therefore we will have to spend additional time and resources seeking to comply with the UK’s unique requirements in this area. Due to potential legal challenges, there is uncertainty regarding whether the new EU Standard Contractual Clauses will remain a valid mechanism for transfers of personal information out of the EEA. The use of Standard Contractual Clauses for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. To comply with these requirements and as supervisory authorities continue to issue further guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of Europe, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our products and services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. With respect to transfers of personal data from the EU to the United Kingdom, on June 28, 2021 the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU Member States to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure.

Other countries (e.g., China, Brazil, Australia and Japan) have adopted certain legal requirements for local storage and processing of data and cross-border transfers of personal information, any and all of which could increase the cost and complexity of conducting preclinical testing and clinical trials or delivering our future products, if any, and operating our business. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

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

Although no third-party has asserted a claim of patent infringement against us as of December 31,2021, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Currently, our intellectual property protection includes patents and patent applications that we have in-licensed from Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited, and Merck KGaA, Darmstadt, Germany. Our exclusive and non-exclusive licenses may be subject to certain retained rights, which may adversely impact our competitive position. We do not control the prosecution and maintenance of several of the licensed patent portfolios; thus, we cannot assure you that the licensed patent families will be prepared, filed, prosecuted, or maintained in a manner consistent with the best interests of our business. See “Business—License Agreement.” Our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates.

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
•
changes in general market and economic conditions, such as due to the recent COVID-19 pandemic; and
•
business development activities, such as additional program in-licensing, which could result in up-front payments or increased development expenses.

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

In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, increase in inflation and disruptions to the supply chain, that have been often unrelated or disproportionate to the operating performance of the issuer. Furthermore, the trading price of our common stock may be adversely affected by third parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk factors” section, could have a dramatic and adverse impact on the market price of our common stock.

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

The holders of an aggregate of 61,952,292 shares of our outstanding common stock as of December 31, 2021 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares, are freely tradeable in the public market upon issuance, subject to the 180-day lock-up period under the lock-up agreements described above.

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

Based on the beneficial ownership of our common stock as of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 41% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over the analysts, or the content and opinions included in their reports. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies and future clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of such analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause a decline in our stock price or trading volume.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in South San Francisco, California, where we lease a total of 4,759 square feet of office space. The lease is expected to expire in February 2023, subject to our option to extend the lease by three additional years. We believe these facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms

Item 3. Legal Proceedings.

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company is not subject to any material legal proceedings, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

We became a public company on May 26, 2021. Our Common Stock is listed for trading on the NASDAQ Capital Market under the symbol “DAWN.”

Holders of Record

As of March 2, 2022, there were approximately 45 stockholders of record of our common stock based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash or stock dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends on common stock will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For a comparison of our Results of Operations for the years ended December 31, 2020, and 2019, and our Cash Flow discussion for the year ended December 31, 2020, see " Management's Discussion and Analysis of Financial Conditions and Results of Operations” of our Registration Statement on Form S-1/A, as filed with the SEC on May 26, 2021.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Day One” refer to Day One Biopharmaceuticals, Inc.

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

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for patients of all ages with genomically-defined cancers. Initially, we focus our clinical development efforts on pediatric patients living with cancer, a vulnerable population that has been underserved in the recent revolution in targeted therapeutics and immuno-oncology. Our lead product candidate, DAY101 (tovorafenib), is an oral, brain-penetrant, highly-selective type II pan-rapidly accelerated fibrosarcoma, or pan-RAF, kinase inhibitor. DAY101 (tovorafenib) has been studied in over 250 patients and has been shown to be well-tolerated as a monotherapy. DAY101 (tovorafenib) has demonstrated encouraging anti-tumor activity in pediatric and adult populations with specific genetic alterations that result in the over-activation of the RAS/mitogen-activated protein kinase, or MAPK, pathway leading to uncontrolled cell growth. We have initiated a pivotal Phase 2 trial (FIREFLY-1) of DAY101 (tovorafenib) for pediatric patients with relapsed or progressive low-grade glioma, or pLGG, the most common brain tumor diagnosed in children, for which there are no approved therapies and no standard of care. The first patient was dosed in May 2021, we achieved targeted enrollment in March 2022 and we expect to report initial data from this trial in June 2022. Furthermore, we anticipate reporting topline data from this trial in the first quarter of 2023, and, if the data are supportive, we expect to file a related New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, in 2023. DAY101 (tovorafenib) has been granted Breakthrough Therapy designation by the FDA for the treatment of pLGG, based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in pLGG patients. We received Orphan Drug designation for the treatment of malignant melanoma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted Rare Pediatric designation to DAY101 (tovorafenib) for treatment of low-grade gliomas (LGGs) harboring an activating RAF alteration in July 2021. We also plan to study DAY101 (tovorafenib) alone or in combination with additional agents that target other key signaling nodes in the MAPK pathway in patient populations where various genetic alterations are believed to play an important role in driving disease.

Our second product candidate, pimasertib, is an oral, highly-selective small molecule inhibitor of mitogen-activated protein kinase kinases 1 and 2 (MEK), a well-characterized key signaling node in the MAPK pathway. We expect to initiate a Phase 1b/2 trial in March 2022 to study the combination of DAY101 (tovorafenib) and pimasertib in patients 12 years and older with various MAPK-altered solid tumors. We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive worldwide rights to DAY101 (tovorafenib) for all oncology indications and to pimasertib for all therapeutic areas subject to certain milestone and royalty payments. For additional information, see the subsection titled “Significant agreements.”

The following table summarizes our product candidate pipeline.

Since our inception in November 2018, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and building our pipeline, organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates, raising capital and providing general and administrative support for these operations. We do not have any products approved for commercial sale and have not generated any revenues from product sales or any other source and have incurred net losses since commencement of our operations. For the years ended December 31, 2021, 2020, and 2019, we reported a net loss of $72.8 million, $43.8 million, and $17.0 million, respectively. We had an accumulated deficit of $127.5 million as of December 31, 2021. We expect a significant increase in expenses and substantial losses for the foreseeable future as we continue our development of, and seek regulatory approvals for our product candidates, commercialize any approved products, and seek to expand our product pipeline and invest in our organization. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses that we did not incur as a private company.

To date, we have funded our operations through the sale of our redeemable convertible preferred shares, convertible notes and common stock in our initial public offering.

Cash and cash equivalents totaled $284.3 million as of December 31, 2021. Based on our current operating plan, management believes we have sufficient capital resources to fund anticipated operations into 2024. Because of the numerous risks and uncertainties associated with product development, we may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

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

COVID-19 pandemic

The degree to which COVID-19 and related variants impact our business operations, research and development programs and financial condition will depend on future developments, including the ultimate duration and/or severity of the outbreak, the impact of any resurgences and new strains that emerge, actions by government authorities to contain the spread of the virus, the timing, availability, and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. Our management team continues to actively monitor this evolving health crisis and its effects on our operations, key vendors and workforce.

We conduct our clinical trials in the U.S. and internationally in geographic regions that have been and continue to be impacted by COVID-19 to varying degrees. We have experienced and expect to continue to experience volatility in services rendered from our third-party service providers as local governments respond to resurgences and the emergence of new strains, each of which may result in the prolonged reinstitution, extension or enhancement of protective measures. The American Cancer Society has also reported that the pandemic has led to declines in screening, diagnosis and treatment for cancer patients, which will impact the enrollment of patients in clinical trials targeting early-stage cancers and retention of patients overall in our trials. Patient safety remains our paramount concern and we continue to collaborate with our existing and with new investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance. We are unable to predict the continuing ultimate impact of this pandemic on our ongoing and planned clinical programs. With respect to manufacturing and supply, we do not anticipate any disruptions to our drug supply chain.

The full impact of the COVID-19 outbreak, including related variants, remains highly uncertain and subject to change. The safety, health and well-being of our employees remains a primary concern, and we instituted remote work arrangements for our office-based employees. There are many uncertainties around the COVID-19 pandemic and future developments, which are unpredictable, may result in a material, negative impact to our operations and financial condition.

Significant agreements

Takeda asset agreement

On December 16, 2019, DOT-1 Therapeutics, Inc., or DOT-1, our subsidiary, entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Pursuant to the Takeda Asset Agreement, we purchased certain technology rights and know-how related to TAK-580 (which is now DAY101 (tovorafenib)) which was being developed to treat patients with primary brain tumors or brain metastases of solid tumors. We also received clinical inventory supplies to use in our research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to us its exclusive license agreement, or the Viracta License Agreement, with Sunesis Pharmaceuticals, Inc. (now Viracta Therapeutics, Inc. or Viracta). Takeda also granted us a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement or otherwise through practice of the technology assigned or licensed to us under the Takeda Asset Agreement, in each case, to develop, manufacture and commercialize products containing DAY101 (tovorafenib) in all fields of use. We also granted Takeda an exclusive license under the technology assigned or licensed to us under the Takeda Asset Agreement and a non-exclusive license under any patents and know-how generated by us under the Takeda Asset Agreement or otherwise through the practice of the technology assigned or licensed to us under the Takeda Asset Agreement, in each case, only for Takeda to develop, manufacture and commercialize products containing DAY101 (tovorafenib) in the field excluded from our license grant. This grant back license to Takeda was terminated at the time of Conversion in connection with the Millennium Stock Exchange Agreement.

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, DOT-1 made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1 in December 2019. The fair value of issued shares was estimated as $9.9 million, based on the price paid by other investors for issued shares in the Series A financing of DOT-1 Therapeutics, Inc. Pursuant to the terms of the Millennium Stock Exchange Agreement, Takeda agreed to exchange the 9,857,143 shares of Series A redeemable convertible preferred stock of DOT-1, Inc. for 6,470,382 shares of the Company’s common stock pursuant to and contingent upon the effectiveness of the Conversion on May 26, 2021.

For a more complete description of our Takeda Asset Agreement, see the section titled “Business—Significant agreements.”

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

Under the Viracta License Agreement, we paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses for the year ended December 31, 2019. We made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded was research and development expenses when the milestone was achieved in April 2021. We are also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones.

The total amount of consideration for the assets and the license acquired related to the Takeda Asset Agreement and Viracta License Agreement of $12.9 million was recorded as research and development expenses in the consolidated income statement in December 2019.

For a more complete description of our Viracta License Agreement see the section titled “Business—Significant agreements.”

License agreement with Merck KGaA, Darmstadt, Germany

On February 10, 2021, DOT Therapeutics-2, Inc., or DOT-2, our subsidiary, entered into a license agreement, or MRKDG License Agreement, with Merck KGaA, Darmstadt, Germany, a pharmaceutical corporation located in Darmstadt, Germany. Under the MRKDG License Agreement, Merck KGaA, Darmstadt, Germany as licensor granted to DOT-2, an exclusive worldwide license, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for us to research, develop, manufacture and commercialize products containing and comprising the pimasertib and MSC2015103B compounds. Our exclusive license grant is subject to a non-exclusive license granted by Merck KGaA, Darmstadt, Germany’s affiliate to a cancer research organization and Merck KGaA, Darmstadt, Germany retains the right to conduct, directly or indirectly, certain ongoing clinical studies relating to pimasertib. In consideration for the rights granted under the MRKDG License Agreement, we made an upfront payment of $8.0 million to the licensor, which was recorded as research and development expenses. We may also be required to make additional payments of up to $367.0 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due, none of which were achieved during the year ended December 31, 2021.

For a more complete description of our License Agreement with Merck KGaA see the section titled “Business—Significant agreements.”

Components of results of operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of external and internal expenses incurred for our research activities, including our discovery and in-licensing undertakings, and the development of our lead product candidate, DAY101 (tovorafenib) and our second product candidate, pimasertib.

External expenses include:

•
costs associated with acquiring technology and intellectual property licenses that have no alternative future uses;
•
costs incurred under agreements with third-party contract research organizations (CROs), contract manufacturing organizations (CMOs), and other third parties that conduct clinical trials on our behalf; and

•
other costs associated with our research and development programs, including laboratory materials and supplies.

Internal expenses include:

•
employee-related costs, including salaries, benefits and share-based compensation expense, for our research and development personnel; and
•
facilities and other overhead expenses, including expenses for rent and facilities maintenance, and amortization.

We expense research and development expenses as incurred. We track external costs by program, which currently consist of expenses for our DAY101 (tovorafenib) program and our pimasertib program. We do not track indirect costs on a program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified.

Research and development activities are central to our business model. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to implement our business strategy, advance DAY101 (tovorafenib) and pimasertib through clinical trials and conduct larger clinical trials, expand our research and development efforts, and identify, acquire and develop additional product candidates, particularly as more of our product candidates move into clinical development and later stages of clinical development.

We cannot reasonably determine the duration and costs to complete future clinical trials of DAY101 (tovorafenib), pimasertib or any other product candidate we may develop or acquire, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates. The successful development and commercialization of our product candidates, as well as our ability to obtain the necessary regulatory and marketing approvals are highly uncertain. This is due to numerous risks and uncertainties associated with developing new drugs, many of which are outside of our control, including:

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
•
The timing, receipt and terms of any approvals from applicable regulatory authorities, including the FDA, European Medicines Agency, Health Canada or other regulatory agencies of the investigational NDAs, clinical trial applications or other regulatory filings for DAY101 (tovorafenib) and future product candidates;
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

A change in estimates of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our ongoing and planned clinical trials due to patient enrollment or other reasons, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Results of operations

Comparison of year ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change	% Change
Operating Expenses:
Research and development	$43,584	$9,100	$34,484	378.9%
General and administrative	29,159	4,682	24,477	522.8%
Total operating expenses	72,743	13,782	58,961	427.8%
Loss from operations	(72,743)	(13,782)	(58,961)	427.8%
Interest income (expense), net	4	(30)	34	-113.3%
Other expense, net	(15)	(31)	16	-51.6%
Changes in fair value of derivative tranche liability	—	(30,000)	30,000	-100.0%
Net loss and comprehensive loss	(72,754)	(43,843)	(28,911)	65.9%
Net loss attributable to redeemable convertible noncontrolling interests	(2,109)	(3,336)	1,227	-36.8%
Exchange of redeemable noncontrolling interest shares – deemed dividend	(99,994)	—	(99,994)	-100.0%
Net Loss attributable to common stockholders/members	$(170,639)	$(40,507)	$(130,132)	321.3%

Research and development expenses

Research and development expenses for the year ended December 31, 2021 were $43.6 million, compared to $9.1 million for the year ended December 31, 2020. We recorded $8.0 million related to MRKDG License Agreement in February 2021. We recorded $3.0 million related to the milestone met under the Viracta License Agreement in April 2021. Third-party clinical trial expenses increased by $19.0 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020, due primarily to an increase in clinical trial and product development expenses. Our personnel related expenses increased by $7.7 million resulting from additional headcount and stock-based compensation expenses. Our other research and development expenses decreased by $3.2 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, as we focused our activities on the development of our product candidates.

The following table summarizes our external and internal research and development expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$21,181	$2,206
Research and development related to the MRKDG License Agreement	8,000	—
Milestone payment related to the Viracta License Agreement	3,000	—
Other research and development costs, including laboratory materials and supplies	243	3,410
Internal costs:
Employee related expenses	11,160	3,484
Total research and development expenses	$43,584	$9,100

(1)
Third-party CRO, CMO, and other third-party clinical trial costs for DAY 101 program and pimasertib program were $19.8 million and $1.4 million for year ended December 31, 2021, respectively. For the year ended December 31, 2020, third-party CRO, CMO, and other third-party clinical trial costs were attributable to the DAY101 (tovorafenib) program.

General and administrative expenses

General and administrative expenses increased $24.5 million, from $4.7 million for the year ended December 31, 2020 to $29.2 million for the year ended December 31, 2021. The increase in general and administrative expenses is primarily due to $14.4 million in employee compensation costs driven by headcount growth, $9.4 million in legal and professional services driven by operational support and the cost of operating as a public company, and $0.7 million in facilities costs and other expenses.

Changes in fair value of derivative tranche liability

During the year ended December 31, 2021, there was no such expense recognized since the derivative tranche liability was settled as of December 31, 2020. During year ended December 31, 2020, we recognized $30.0 million expense for changes in fair value of derivative tranche liability related to the milestone-based closing of the Series A redeemable convertible preferred shares financing.

Exchange of redeemable noncontrolling interest shares – deemed dividend

In May 2021, we exchanged Takeda’s redeemable noncontrolling interest shares in DOT-1 for common stock of Day One Biopharmaceuticals, Inc. which resulted in accounting for the transaction as a deemed dividend. As such, we recognized a $100.0 million, non-cash, extinguishment loss to additional paid-in capital, which was calculated as a difference between the fair value of common stock issued to Takeda in the Conversion and the carrying value of the redeemable noncontrolling interest at the conversion date. This was disclosed below net loss on the consolidated statements of operations and comprehensive loss as a deemed dividend, and included in the net loss per share calculation for the year ended December 31, 2021. There was no such loss recognized during the year ended December 31, 2020.

Liquidity and capital resources

Sources of liquidity

On June 1, 2021, we completed our IPO and sold an aggregate of 11,500,000 shares of common stock at a price to the public of $16.00 per share, which included 1,500,000 shares issued upon the full exercise by the underwriters in May 2021 of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of $167.0 million, after deducting underwriting discounts, commissions, and offering costs of $17.0 million. Prior to our IPO, we had funded our operations through the sale of our redeemable convertible preferred shares and convertible notes. We had previously raised approximately $192.0 million in gross proceeds from the sale and issuance of our Series A and Series B redeemable convertible preferred shares and convertible notes. As of December 31, 2021, we had an accumulated deficit of $127.5 million and $284.3 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to satisfy our cash requirements over the next 12 months and beyond.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures including our license, clinical trial, and laboratory costs as well as to a lesser extent, general and administrative expenditures including our salary and consulting expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our material cash requirements include the following contractual and other obligations.

Leases

We have an operating lease obligation for office space. As of December 31, 2021, the Company had fixed lease payment obligations of approximately $0.2 million, with approximately $0.2 million payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and may have a termination fees and non-cancellable commitments. As of December 31, 2021, there were no amounts accrued related to termination and cancellation charges as these are not probable, and our non-cancelable obligations under these agreements were not material.

License Agreements

We entered into licensing agreements, which require us to pay milestones contingent upon meeting of specific events. In April 2021, we achieved a milestone related to the Viracta License Agreement of $3.0 million. No other milestones were achieved, due or payable as of December 31, 2021. We are required to pay royalties on sales of products developed under these agreements. All our products are in development as of December 31, 2021 and no such royalties are due. As of December 31, 2021, we do not have any contingent payment obligations since the amount, timing and likelihood of such payments are not known.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(48,539)	$(13,489)
Cash used in investing activities	(8,000)	(92)
Net cash provided by financing activities	297,120	29,977
Net increase in cash	$240,581	$16,396

Operating activities

Net cash used in operating activities for the year ended December 31, 2021 was $48.5 million, consisting of our net loss of $72.8 million, partially offset by $2.7 million in net operating assets and liabilities and by non-cash charges of $21.5 million. Changes in operating assets and liabilities were primarily related to an increase in prepaid expenses and other current assets of $3.7 million, which includes $3.0 million prepayment of the Viracta license milestone, partially offset by an increase in accrued expenses and other current liabilities of $5.1 million, and an increase in accounts payable of $1.5 million. Our non-cash charges primarily consisted of $13.3 million in share-based compensation expense and $0.2 million in non-cash lease expense. We also paid $8.0 million related to the MRKDG License Agreement, which was recognized as research and development expenses and presented in investing activities in our consolidated statements of cash flows.

Net cash used in operating activities for the year ended December 31, 2020 was $13.5 million, consisting of net loss of $43.8 million, net decrease in our operating assets and liabilities of $0.4 million, partially offset by our non-cash charges of $30.7 million. Our non-cash charges included changes in fair value of the Series A derivative tranches liability of $30.0 million, share-based compensation expense of $0.5 million, and non-cash lease expense of $0.1 million.

Investing activities

Net cash used in investing activities for the year ended December 31, 2021 was $8.0 million, attributable to the payment under the MRKDG License Agreement.

Net cash used in investing activities for the year ended December 31, 2020 was $0.1 million, attributable to the purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2021 was $297.1 million, attributable to $167.0 million related to the net proceeds from the issuance of common stock in connection with the IPO, and $129.8 million related to the net proceeds from the sale and issuance of Series B redeemable convertible preferred shares.

Net cash provided by financing activities for the year ended December 31, 2020 was $30.0 million related to the net proceeds from the issuance of the second and third tranches of Series A redeemable convertible preferred shares in November and December 2020.

Funding requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities.

We believe our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be imprecise, and we could use our available capital resources sooner than we currently expect.

As a result of anticipated expenditures, we will need to obtain substantial additional financing in connection with our continuing operations. Until such time, if ever, as we cannot generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Critical accounting policies and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the Notes to our Consolidated Financial Statements appearing within Item 8 of this annual report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued research and development expenses

We record accrued liabilities for estimated costs of our research and development activities conducted by third- party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with our third-party service providers under the service agreements.

We make payments in connection with clinical trials under contracts with CMOs and CROs that support conducting and managing our clinical trials. The financial terms of these contracts are subject to negotiation, which vary by contract and may result in payments that do not match the periods over which materials or services are provided. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the activities to be performed for each patient, the number of active clinical sites and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time. In accruing service fees of CMOs, we estimate the time period over which services will be performed and the level of effort to be expended in each period. Clinical supplies inventories that have no alternative use are recorded to research and development expense as ownership for these supplies passes to us.

If we do not identify costs that have begun to be incurred or if we under or over estimate the level of services performed or the costs of these services, actual expenses could differ from our estimates. To date, we have not experienced any material differences between accrued costs and actual costs incurred. However, due to the nature of estimates, we cannot assure that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Share-based compensation

Prior to our IPO, we recognized share-based compensation expense based on the estimated fair value of all share-based awards, incentive shares and restricted share awards, on the date of grant using the option-pricing model. The option-pricing model requires the input of subjective assumptions, including the fair value of the underlying common shares, the expected term of the award, the expected volatility, risk-free interest rates, and the dividend yield. In determining the fair value of common shares, the methodologies used to estimate the enterprise value were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The participation threshold amounts were determined by the board of directors at the time of grant. The expected life of the awards granted during the period was determined based on an expected time to the liquidation event. We applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant consistent with the life of the award. The expected volatility was based on a peer group in the industry in which we did business consistent with the expected time to liquidity. The dividend yield was set at zero as the underlying security did not and was not expected to pay a dividend.

Subsequent to closing of the IPO, we use the Black-Scholes valuation model to estimate the fair value of options granted to employees and non-employees, intrinsic value to estimate the fair value of restricted stock award, and fair value of our common stock at the grant date for restricted stock units.

The Black-Scholes option-pricing model, used to estimate fair value of stock options awards, requires the use of the following assumptions:

•
Fair Value of Common Stock—the closing price on the Nasdaq market at the grant date.

•
Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term for stock options is calculated using simplified method, as the weighted-average vesting term of the award and the award’s contract period.

•
Expected Volatility—Since we do not have sufficient trading history for its common stock, the expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the life cycle or area of specialty. We will continue to apply this process until sufficient historical information regarding the volatility of the common stock price becomes available.

•
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.

•
Expected Dividend Yield—We have never paid dividends on the common stock and have no plans to pay dividends on our common stock. Therefore, the expected dividend yield use is zero.

We recognize forfeitures by reducing the expense in the same period the forfeitures occur. We recognize share/stock-based compensation expense for awards with performance conditions when it is probable that the condition will be met, and the award will vest.

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

New accounting pronouncements

Refer to Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of recent accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is set forth in the consolidated financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. We will be required, under Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10‑K for the year ending December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the sections titled “Information about our Executive Officers,” “Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2022 Annual Meeting of Shareholders, and such disclosure, if any, is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller, or persons performing similar functions, which is posted on our website. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website. The information contained on, or accessible from, our website is not part of this Annual Report on Form 10-K by reference or otherwise.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the sections titled “Executive Compensation,” “Election of Directors,” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements:

The financial statements required by Item 15(a) are filed as part of this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules

The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Annual Report on Form 10-K.

(3) Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation, dated June 1, 2021.	10-Q	001-40431	August 10, 2021

3.2	Restated Bylaws, dated June 1, 2021.	10-Q	001-40431	August 10, 2021

3.3	Certificate of Ownership and Merger, dated December 23, 2021				X

4.1	Form of Common Stock Certificate	S-1/A	333-255754	May 24, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated February 1, 2021, by and among Day One Biopharmaceuticals Holding Company, LLC and certain of its stockholders.	S-1	333-255754	May 4, 2021

4.3	Description of Registrant’s Securities				X

10.1^	Form of Indemnification Agreement with directors and officers	S-1	333-255754	May 4, 2021

10.2^	Form of Change in Control and Severance Agreement				X

10.3^	2021 Equity Incentive Plan and forms of award agreements	S-1	333-255754	May 4, 2021

10.4^	2021 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1	333-255754	May 4, 2021

10.5†	Office Lease, dated February 8, 2020, by and between Kashiwa Fudosan America, Inc. and Day One Therapeutics, Inc.	S-1	333-255754	May 4, 2021

10.6†	Asset Transfer and License Agreement, effective as of December 19, 2019, by and between DOT Therapeutics-1, Inc. and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.7†	License Agreement for RAF, effective as of December 16, 2019, by and between Sunesis Pharmaceuticals, Inc. and DOT Therapeutics-1, Inc.	S-1	333-255754	May 4, 2021

10.8†	License Agreement, dated February 10, 2021, by and between Merck KGaA, Darmstadt, Germany and Day One Biopharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.9	Stock Exchange Agreement, dated May 4, 2021, by and between Day One Biopharmaceuticals Holding Co., LLC and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	X

† Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.

^ Indicates management contract or compensatory plan.

** This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAY ONE BIOPHARMACEUTICALS, INC.

Date: March 7, 2022	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President (Principal Executive Officer)

DAY ONE BIOPHARMACEUTICALS, INC.

Date: March 7, 2022	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jeremy Bender, Ph. D., M.B.A and Charles N. York II, M.B.A., and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy Bender, Ph.D., M.B.A.	Chief Executive Officer and President (Principal Executive Officer)	March 7, 2022
Jeremy Bender, Ph.D., M.B.A.

/s/ Charles N. York II, M.B.A.	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2022
Charles N. York II, M.B.A.

/s/ Julie Grant, M.Phil., M.B.A.	Chair and Director	March 7, 2022
Julie Grant, M.Phil., M.B.A.

/s/ Dan Becker, M.D., Ph.D.	Director	March 7, 2022
Dan Becker, M.D., Ph.D.

/s/ Scott Garland	Director	March 7, 2022
Scott Garland

/s/ Michael Gladstone	Director	March 7, 2022
Michael Gladstone

/s/ Natalie Holles	Lead Independent Director	March 7, 2022
Natalie Holles

/s/ John A. Josey, Ph.D., M.B.A.	Director	March 7, 2022
John A. Josey, Ph.D., M.B.A.

/s/ Saira Ramasastry, M.S., M.Phil.	Director	March 7, 2022
Saira Ramasastry, M.S., M.Phil.

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of

Day One Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Day One Biopharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred shares, redeemable noncontrolling interest and stockholders’ equity/members’ (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Redwood City, California

March 7, 2022

Day One Biopharmaceutical, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$284,309	$43,728
Prepaid expenses and other current assets	5,059	1,343
Total current assets	289,368	45,071
Property and equipment, net	57	77
Operating lease right-of-use asset	227	406
Deposits and other long-term assets	169	107
Total assets	289,821	45,661
Liabilities, redeemable convertible preferred shares, redeemable convertible noncontrolling interest and stockholders’ equity/members’ (deficit)
Current liabilities:
Accounts payable	$1,744	$202
Accrued expenses and other current liabilities	6,709	1,596
Current portion of operating lease liabilities	204	198
Total current liabilities	8,657	1,996
Operating lease liabilities, long-term	16	204
Total liabilities	8,673	2,200
Commitments and contingencies (Note 6)
Redeemable convertible preferred shares, no par value; no shares authorized, issued and outstanding at December 31, 2021; 22,851,257 shares authorized, issued and outstanding at December 31, 2020	—	91,964
Redeemable convertible noncontrolling interest	—	5,702
Stockholders’ equity/members’ (deficit)
Preferred stock, 10,000,000 shares authorized, $0.0001 par value, no shares issued and outstanding at December 31, 2021; No shares authorized, issued, and outstanding at December 31, 2020	—	—
Common shares, no par value; no shares authorized, issued and outstanding at December 31, 2021; 28,887,127 shares authorized and 6,035,869 shares at December 31, 2020	—	2,000
Common stock, 500,000,000 shares authorized, $0.0001 par value, 61,952,292 shares issued and outstanding at December 31, 2021; No shares authorized, issued, and outstanding at December 31, 2020	6	—
Additional paid-in-capital	408,629	—
Incentive shares, no par value; no shares authorized, issued and outstanding at December 31, 2021; 4,312,540 shares authorized and 4,112,017 shares issued and outstanding at December 31, 2020	—	637
Accumulated deficit	(127,487)	(56,842)
Total stockholders’ equity/members’ (deficit)	281,148	(54,205)
Total liabilities, redeemable convertible preferred shares, redeemable convertible noncontrolling interest and members’ deficit	$289,821	$45,661

The accompanying notes are an integral part of these consolidated financial statements.

Day One Biopharmaceutical, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$43,584	$9,100	$13,899
General and administrative	29,159	4,682	1,006
Total operating expenses	72,743	13,782	14,905
Loss from operations	(72,743)	(13,782)	(14,905)
Interest income (expense), net	4	(30)	(2,077)
Other expense, net	(15)	(31)	(2)
Changes in fair value of derivative tranche liability	—	(30,000)	—
Net loss and comprehensive loss	(72,754)	(43,843)	(16,984)
Net loss attributable to redeemable convertible noncontrolling interests	(2,109)	(3,336)	(4,350)
Exchange of redeemable noncontrolling interest shares – deemed dividend	(99,994)	—	—
Net loss attributable to common stockholders/members	$(170,639)	$(40,507)	$(12,634)
Net loss per share, basic and diluted	$(4.62)	$(7.33)	$(2.13)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	36,960,569	5,529,519	5,924,640

The accompanying notes are an integral part of these consolidated financial statements.

Day One Biopharmaceutical, Inc.

Consolidated Statements of Redeemable Convertible Preferred Shares, Redeemable Noncontrolling Interest and
Stockholders’ Equity/ Members’ (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Redeemable Noncontrolling	Common Stock		Common Shares		Incentive Shares		Additional Paid-In	Accumulated	Stockholders' Equity/Members'
	Shares	Amount	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2018	—	$—	$—	—	$—	9,323,724	$—	32,026	$—	$—	$(150)	$(150)
Issuance of Series A redeemable convertible preferred shares for cash net of issuance costs of $95 and derivative tranches liability of $1,483	10,348,507	28,422	—	—	—	—	—	—	—	—	—	—
Issuance of Series A redeemable convertible preferred shares upon notes conversion	2,154,245	2,082	—	—	—	—	—	—	—	—	—	—
Recognition of contingent beneficial conversion feature	—	—	—	—	—	—	2,000	—	—	—	—	2,000
Issuance of redeemable noncontrolling interest	—	—	9,837	—	—	—	—	—	—	—	—	—
Issuance of incentive shares	—	—	—	—	—	—	—	1,456,395	—	—	—	—
Repurchase of common shares	—	—	—	—	—	(3,287,855)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	111	—	—	111
Net loss attributable to redeemable noncontrolling interest	—	—	(4,350)	—	—	—	—	—	—	—	—	—
Net loss attributable to Day One Biopharmaceuticals Holding Company, LLC members	—	—	—	—	—	—	—	—	—	—	(12,634)	(12,634)
Balance at December 31, 2019	12,502,752	$30,504	$5,487	—	$—	6,035,869	$2,000	1,488,421	$111	$—	$(12,784)	$(10,673)
Issuance of Series A redeemable convertible preferred shares for cash, net of issuance costs of $22	10,348,505	29,977	—	—	—	—	—	—	—	—	—	—
Issuance of incentive shares	—	—	—	—	—	—	—	3,101,178	—	—	—	—
Cancellations of incentive shares	—	—	—	—	—	—	—	(477,582)	—	—	—	—
Reclassification of derivative tranches liability upon settlement	—	31,483	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	526	—	—	526
Net loss attributable to redeemable noncontrolling interest	—	—	(3,336)	—	—	—	—	—	—	—	—	—
Transfer to redeemable noncontrolling interest related to change in ownership	—	—	3,551	—	—	—	—	—	—	—	(3,551)	(3,551)
Net loss attributable to Day One Biopharmaceuticals Holding Company, LLC members	—	—	—	—	—	—	—	—	—	—	(40,507)	(40,507)
Balance at December 31, 2020	22,851,257	$91,964	$5,702	—	$—	6,035,869	$2,000	4,112,017	$637	$—	$(56,842)	$(54,205)
Issuance of Series B redeemable convertible preferred shares for cash, net of issuance costs of $243	9,638,141	129,757	—	—	—	—	—	—	—	—	—	—
Issuance of incentive shares	—	—	—	—	—	—	—	2,959,795	—	—	—	—
Cancellations of incentive shares	—	—	—	—	—	—	—	(265,596)	—	—	—	—
Conversion of redeemable convertible preferred, common, and incentive shares into common stock	(32,489,398)	(221,721)	—	43,958,557	4	(6,035,869)	(2,000)	(6,806,216)	(1,175)	224,892	—	221,721
Conversion of redeemable noncontrolling interest to common stock	—	—	(3,593)	6,470,382	1	—	—	—	—	3,592	—	3,593
Common stock issued in IPO, net of issuance costs of $16,995	—	—	—	11,500,000	1	—	—	—	—	167,044	—	167,045
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	—	23,353	—	—	—	—	—	318	—	318
Share-based compensation expenses	—	—	—	—	—	—	—	—	538	12,783	—	13,321
Net loss attributable to redeemable noncontrolling interest	—	—	(2,109)	—	—	—	—	—	—	—	—	—
Net loss attributable to common stockholders/members	—	—	—	—	—	—	—	—	—	—	(70,645)	(70,645)
Balance at December 31, 2021	—	$—	$—	61,952,292	$6	—	$—	—	$—	$408,629	$(127,487)	$281,148

The accompanying notes are an integral part of these consolidated financial statements.

Day One Biopharmaceutical, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(72,754)	$(43,843)	$(16,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development assets	8,000	—
Share-based compensation expense	13,321	526	111
Depreciation and amortization expense	20	16	—
Amortization of operating right-of-use assets	179	139	—
Non-cash interest expense	—	30	2,077
Issuance of shares for research and development	—	—	9,837
Changes in derivative tranche liabilities	—	30,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,717)	(1,336)	(4)
Deposits and other long-term assets	(62)	(107)	—
Accounts payable	1,542	132	14
Accrued expenses and other current liabilities	5,114	1,127	434
Operating lease liabilities	(182)	(173)	—
Net cash used in operating activities	(48,539)	(13,489)	(4,515)
Cash flows from investing activities
Purchases of property and equipment	—	(92)	—
Cash paid for acquired in-process research and development assets	(8,000)	—	—
Cash used in investing activities	(8,000)	(92)	—
Cash flows from financing activities
Proceeds from issuance of Series A redeemable convertible preferred shares, net of issuance costs	—	29,977	29,905
Proceeds from issuance of Series B redeemable convertible preferred shares, net of issuance costs	129,757	—	—
Proceeds from issuance of convertible notes	—	—	1,000
Proceeds from issuance of common stock, net	167,045	—	—
Proceeds from issuance of common stock upon ESPP purchase	318		—
Net cash provided by financing activities	297,120	29,977	30,905
Net increase (decrease) in cash and cash equivalents	240,581	16,396	26,390
Cash and cash equivalents, beginning of period	43,728	27,332	942
Cash and cash equivalents, end of period	$284,309	$43,728	$27,332
Supplemental disclosures of noncash activities
Recognition of contingent beneficial conversion feature upon notes conversion	$—	$—	$2,000
Issuance of Series A redeemable convertible shares for research and development	$—	$—	$9,857
Conversion of convertible notes and accrued interest into Series A redeemable convertible preferred shares	$—	$—	$2,082
Issuance of derivative tranches liability	$—	$—	$1,483
Transfers to redeemable convertible noncontrolling interest	$—	$3,551	$—
Right of use asset capitalization	$—	$545	$—
Exchange of 45,331,483 preferred, common, and incentive shares in connection with the Conversion (Note 1)	$224,892	$—	$—
Exchange of redeemable convertible noncontrolling interest to 6,470,382 shares of common stock (Note 11)	$3,592	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Day One Biopharmaceutical, Inc.

Notes to the Consolidated Financial Statements

1. Description of Business and Organization

Organization and Business

Day One Biopharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for patients of all ages with genomically-defined cancers. The Company’s lead product candidate, DAY101 (tovorafenib), is an oral, brain-penetrant, highly-selective type II pan-RAF kinase inhibitor. The Company was formed as a limited liability company under the laws of the State of Delaware in November 2018, under the name Hero Therapeutics Holding Company, LLC. Subsequently, the Company changed its name to Day One Therapeutics Holding Company, LLC in December 2018 and to Day One Biopharmaceuticals Holding Company, LLC (“Day One Holding LLC”) in March 2020.

On May 26, 2021, the Company completed a conversion by filing a certificate of conversion with the Secretary of State of the State of Delaware and changed its name to Day One Biopharmaceuticals, Inc. Prior to December 31, 2021, the Company had two subsidiaries: DOT Therapeutics-2, Inc. (“DOT-2”) (formerly Hero Therapeutics Inc. and Day One Biopharmaceuticals, Inc.), incorporated in Delaware in November 2018, and DOT Therapeutics-1, Inc. (“DOT-1”), incorporated in Delaware in December 2019 (collectively, “the Subsidiaries.”)

In December 2021, the Company’s board of directors approved the merger of the Subsidiaries with and into the Company, with the Company being the surviving corporation (collectively, “the Merger”), effective December 31, 2021. For more information on the financial statement impact of the Merger, refer to the section titled “Basis of Presentation.”

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

In contemplation of the IPO, on May 26, 2021, the Company completed a legal entity conversion (the “Conversion”), which included the following: Day One Holding LLC, converted from a Delaware limited liability company to a Delaware corporation by filing a certificate of conversion with the Secretary of State of the State of Delaware; and changed its name to Day One Biopharmaceuticals, Inc.

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

In connection with the IPO and the Conversion, pursuant to the terms of the Millennium Stock Exchange Agreement (“The Millennium Stock Exchange Agreement”) and the Plan of Conversion, Millennium Pharmaceuticals, Inc. (“Takeda”) exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of DOT-1, a subsidiary of Day One Holding LLC, for 6,470,382 shares of common stock of the Company (the “Exchange”).

The Company holds all property and assets of Day One Holding LLC and assumed all of the debts and obligations of Day One Holding LLC. Effective on the date of the Conversion, each member of the board of directors and officers of Day One Holding LLC became a member of the board of directors and officers of the Company. The Conversion was a tax-free reorganization, that included authorization to issue to capital stock consisting of 500,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

Upon the closing of the IPO, 32,489,398 shares of redeemable convertible preferred stock issued by the Company in the Conversion converted into an equal number of shares of common stock. The Company also granted options for 4,418,874 common stock shares at $16.00 per share upon the IPO date.

Shares Split

On May 23, 2021, Day One Holding LLC board of directors approved an amendment the Operating Agreement to effect a forward split of the Company’s shares at a 2.325-for-1 ratio (the “Stock Split”). The Stock Split became effective on May 23, 2021, upon approval by the members and execution of the amended LLC operating agreement. All issued and outstanding common shares, redeemable convertible preferred shares, incentive shares and per share amounts contained in these consolidated financial statements have been retroactively adjusted to reflect this Stock Split for all periods presented.

Risks and Uncertainties Related to COVID-19

The Company is subject to risks related to public health crises such as the global pandemic associated with a novel strain of coronavirus ("COVID-19"). In December 2019, COVID-19 was first identified. The global spread of COVID-19 resulted in the World Health Organization declaring the outbreak a “pandemic,” or a worldwide spread of a new disease, in early 2020. The Company continues to monitor the situation as the landscape of lockdowns and restrictions can change rapidly, as the rise in variants continues. Although to date, these restrictions or variant cases have not materially impacted our operations, the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the United States and across the globe, may worsen over time.

The extent to which COVID-19 impacts our business will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, new information which may emerge concerning the severity of the COVID-19 virus, the actions to contain COVID-19, or treat its impact.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company’s subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Because the Merger (refer to the section “Organization and Business”) did not constitute a change in the reporting entity, as defined in Accounting Standard Codification (“ASC”) 250, Accounting changes and error corrections, the Company will report the assets and liabilities transferred from its Subsidiaries at historical carrying value, prospectively from December 31, 2021.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the fair value of the redeemable convertible preferred shares, the fair value of the common shares, the fair value of the derivative tranche liability, the valuation of share-based awards, the valuation of deferred tax assets and income tax uncertainties, and accruals for research and development activities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Segments

The Company has determined that its chief executive officer is the chief operating decision maker (“CODM”). The Company operates and manages the business as one reporting and one operating segment, which is the business of identifying and advancing targeted therapies for patients of all ages with genomically defined cancers. The Company’s CODM reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s assets are located in the United States.

Concentration of credit risk and other risks and uncertainties

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents is held in one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound and, accordingly, minimal credit risk exists with respect to the financial institution.

The Company is subject to certain risks and uncertainties and believes that changes in any of the following areas could have a material adverse effect on future financial position or results of its operations: ability to obtain future financing; regulatory approval and market acceptance of, and reimbursement for, product candidates; performance of third-party clinical research organizations and manufacturers upon which the Company relies; development of sales channels; protection of the Company’s intellectual property; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. As of December 31, 2021, cash equivalents include investments in money market funds. As of December 31, 2020, the Company did not have any cash equivalents, and cash was held in checking accounts.

Deposits

Deposits consist of a long-term deposit of approximately $71,000 held at a third-party in connection with the Company’s facility lease agreement.

Fair Value of Financial Instruments

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The carrying amounts reflected in the accompanying consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

Deferred Finance Issuance Costs

Deferred finance issuance costs, consisting of legal, accounting, audit and filing fees relating to in-process equity financings, including the Company’s IPO, are capitalized. Deferred issuance costs are offset against offering proceeds. As of December 31, 2021, the Company did not have any deferred finance issuance costs capitalized. As of December 31, 2020, the Company had capitalized $36,000 in deferred issuance costs related to its Series B redeemable convertible preferred share private financing, recorded in the deposits and other long-term assets in the consolidated balance sheet.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets ranging from three to five years, and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Leases

Contractual arrangements that meet the definition of a lease are classified as operating or finance leases and are recorded on the consolidated balance sheets as both a right-of-use asset (“ROU asset”) and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate (“IBR”). Lease ROU assets and lease obligations are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company currently does not have any finance leases.

Operating lease ROU assets are adjusted for (i) payments made at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. As the implicit rate for the operating leases are not determinable, the Company determines its IBR based on the information available at the applicable lease commencement date. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably certain the Company will exercise any option to extend the contract.

Lease costs for minimum lease payments for operating leases are recognized on a straight-line basis over the lease term. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. Variable lease costs are recorded when incurred. In measuring the ROU assets and lease liabilities, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases, if any, having initial terms of 12 months or less at lease commencement as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term for these types of leases.

Impairment of Long-lived Assets

The Company evaluates long-lived assets, which consist of property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, no impairments have been recognized in the consolidated financial statements.

Research and Development Expenses

Research and development expenses consist of costs associated with acquiring technology and intellectual property licenses that have no alternative future uses; costs incurred under agreements with third-party contract research organizations, contract manufacturing organizations and other third parties that conduct clinical trials on the Company’s behalf; other costs associated with research and development programs, including laboratory materials and supplies; employee-related costs, including salaries, benefits and share-based compensation expense, for the Company’s research and development personnel; and facilities and other overhead expenses, including expenses for rent and facilities maintenance, and amortization. The Company’s expense research and development costs as incurred. The Company is obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed, or such time when the Company does not expect the goods to be delivered or services to be performed.

Accrued Research and Development Expenses

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued liabilities in the balance sheets and within research and development expenses in the Consolidated Statements of Operations and Comprehensive Loss. These costs are a significant component of our research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred.

The Company makes payments in connection with clinical trials under contracts with contract manufacturing organizations and contract research organizations that support conducting and managing clinical trials. The financial terms of these contracts are subject to negotiation, which vary by contract and may result in payments that do not match the periods over which materials or services are provided. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. In the event the Company makes advance payments for goods or services that will be used or rendered for future research and development activities, the payments are deferred and capitalized as a prepaid expense and recognized as expense as the goods are received or the related services are rendered. Such payments are evaluated for current or long-term classification based on when they are expected to be realized.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty of the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Redeemable Convertible Preferred Shares

The Company recorded redeemable convertible preferred shares at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred shares were recorded outside of members’ deficit because while they were not mandatorily redeemable, in the event of a deemed liquidation event, which was outside of the Company’s control, the proceeds were distributed first to the redeemable convertible preferred shareholders in accordance with their liquidation preferences. The Company had not adjusted the carrying values of the redeemable convertible preferred shares to their liquidation preferences because it is uncertain whether or when a deemed liquidation event would occur that would obligate it to pay the liquidation preferences to holders of redeemable convertible preferred shares. Redeemable convertible preferred shares were all converted to common stock shares upon the closing of the IPO in May 2021.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represented the portion of equity (net assets) in DOT-1 that was neither directly nor indirectly attributable to the Company. Redeemable noncontrolling interest is classified as temporary equity because preferred shares issued to a holder contained certain redemption features that were not solely within the control of the Company.

Derivative Tranches Liability

The Company’s obligation to issue additional redeemable convertible preferred shares upon the occurrence of certain milestone events represents a freestanding financial instrument. The instrument was classified as a liability in the consolidated balance sheets and re-measured at each reporting period end and at the settlement date. Changes in the fair value were recognized in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss. The tranches were settled and reclassified to redeemable convertible preferred shares upon the Company’s issuance of additional Series A redeemable convertible preferred shares in November and December 2020.

Share/Stock-Based Compensation

Prior to the IPO, the Company recognized share-based compensation expense based on the estimated fair value of all share-based awards, incentive shares and restricted share awards, on the date of grant using the option-pricing model. The option-pricing model requires the input of subjective assumptions, including the fair value of the underlying common shares, the expected term of the award, the expected volatility, risk-free interest rates, and the dividend yield. In determining the fair value of common shares, the methodologies used to estimate the enterprise value were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The participation threshold amounts were determined by the board of directors, at the time of grant. The expected life of the awards granted during the period was determined based on an expected time to the liquidation event. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant consistent with the life of the award. The expected volatility was based on a peer group in the industry in which the Company did business consistent with the expected time to liquidity. The dividend yield was set at zero as the underlying security did not and was not expected to pay a dividend.

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

The Company uses the straight-line attribution method for recognizing share/stock-based compensation expense. The Company recognizes forfeitures by reducing the expense in the same period the forfeitures occur. The Company recognizes share/stock-based compensation expense for awards with performance conditions when it is probable that the condition will be met, and the award will vest. The Company classifies share/stock-based compensation expense in the Consolidated Statements of Operations and Comprehensive Loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

Income Taxes

Prior to the IPO, the Company was a “pass-through” entity under the Internal Revenue Code with two corporate subsidiaries. Prior to the Conversion, the members of the Company, formerly Day One Biopharmaceuticals Holding Company, LLC, were taxed directly on their respective ownership interests and activity in Day One Biopharmaceuticals Holding Company, LLC. The Company’s consolidated corporate subsidiaries accounted for income taxes under the asset and liability method, as discussed below.

Upon the closing of the IPO and the Conversion, the Company’s income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The uncertain income tax positions are recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. Changes in recognition or measurement are reflected in the period in which judgment occurs. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of the provision for income taxes. To date, there have been no interest or penalties recorded in relation to unrecognized tax benefits.

Net Loss per Share

The Company calculates basic and diluted net loss per share in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss, after adjusting it for loss attributable to redeemable noncontrolling interest, in any, by the sum of the weighted average number of common stock shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include incentive shares, unvested restricted common shares and redeemable convertible preferred shares, prior to the IPO. Potentially dilutive securities include unvested restricted stock awards, unvested restricted stock units and stock options, after the IPO. For all periods presented, diluted net loss per share is the same as basic net loss per share since the effect of including potential common stock shares is anti-dilutive and incentive shares participation thresholds were not met.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity/members’ deficit that result from transactions and economic events other than those with stockholders/members. There were no components of other comprehensive loss for the Company for the periods presented. Thus, comprehensive loss equals net loss for all periods presented.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) ("ASU 2016-13"). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The guidance will become effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. Effective January 1, 2021, the Company adopted ASU 2016-13 and the adoption did not have any impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company does not expect the adoption of ASU 2019-12 to have a material impact on the Company's consolidated financial statements and related disclosures.

3. Fair Value Measurements

The financial instruments of the Company measured at fair value on a recurring basis are U.S. government money market funds, recorded as cash equivalents. The fair value is based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

The following table sets forth the Company’s financial instruments as of December 31, 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds, included in cash and cash equivalents	$111,221	$111,221	$—	$—

As of December 31, 2020, the Company did not have any money market funds.

There were no transfers between Level 1, Level 2 or Level 3 categories in the years ended December 31, 2021 or 2020.

4. Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid insurance	$2,099	$41
Prepaid research and development expenses	1,945	1,259
Other prepaid expenses and other assets	1,015	43
Total prepaid expenses and other current assets	$5,059	$1,343

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Furniture and fixtures	$78	$78
Leasehold improvements	15	15
Property and equipment, gross	93	93
Less: accumulated depreciation and amortization	(36)	(16)
Property and equipment, net	$57	$77

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was approximately $20,000, $16,000, and zero, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued payroll related expenses	$3,308	$717
Accrued research and development expenses	2,565	554
Accrued professional service expenses	732	298
Other	104	27
Total accrued expenses and other current liabilities	$6,709	$1,596

5. Significant Agreements

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. The Company may also be required to make additional payments of up to $367.0 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. No milestones were achieved and due as of December 31, 2021.

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

Takeda Assets Purchase Agreement

On December 16, 2019, DOT-1 entered into an asset purchase agreement (the “Takeda Asset Agreement”), with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited (“Takeda”). Pursuant to the Takeda Asset Agreement, DOT-1 purchased certain technology rights and know-how related to TAK-580 (which is now DAY101 (tovorafenib)) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. DOT-1 also received clinical inventories supplies to use in the Company’s research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to DOT-1 its exclusive license agreement, or the Viracta License Agreement, with Sunesis Pharmaceuticals, Inc. (now Viracta Therapeutics, Inc. or Viracta). Takeda also granted DOT-1 a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. The Company also granted Takeda a grant back license, as defined in the agreement, which is terminable either automatically or by DOT-1 in the event Takeda did not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of Conversion in connection with the Millennium Stock Exchange Agreement.

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, DOT-1 made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1 in December 2019. The fair value of issued shares was estimated as $9.9 million, based on the price paid by other investors for issued shares in the Series A financing of DOT-1 Therapeutics, Inc. Based on the terms of the Millennium Stock Exchange Agreement, Takeda exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of DOT-1, Inc. for 6,470,382 shares of the Company’s common stock upon the effectiveness of the Conversion, on May 26, 2021.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which is recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sell such priority review voucher to a third party or use such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No other milestones, except as discussed above, were achieved and due as of December 31, 2021.

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

6. Commitments and Contingencies

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

The Company determined the lease incremental borrowing rate (“IBR”) based on the information available at the applicable lease commencement date as the Company’s lease did not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. The Company determined the amounts of its lease liabilities using an IBR of 8%. As of December 31, 2021, the remaining lease term was 1.2 years.

The Company’s lease does not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.2 million, $0.1 million, and zero for the years ended December 31, 2021, 2020, and 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million, $0.2 million, and zero for the years ended December 31, 2021, 2020, and 2019, respectively. Variable payments expensed during the years ended December 31, 2021, 2020, and 2019 were immaterial.

As of December 31, 2021, the future lease obligations were as follows (in thousands):

For the Years Ending December 31,
2022	$211
2023	18
Total future minimum lease payments	229
Less: Imputed interest	(9)
Present value of operating lease liabilities	$220

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, with the exception of one vendor with a potential termination fee if a purchase order is cancelled within a specified time and of another vendor where labor costs are non-cancellable after the approval of the project plan. As of December 31, 2021 and 2020, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into the license agreements, as disclosed in Note 5, pursuant to which the Company is required to pay milestones contingent upon meeting of specific events. The first milestone related to the Viracta License Agreement was achieved and recorded to research and development expense during year ended December 31, 2021. The Company may be required to pay royalties on sales of products developed under these agreements. All products are in development as of December 31, 2021 and 2020, and no such royalties were due.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company is not subject to any material legal proceedings, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims, to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of December 31, 2021 and 2020.

7. Redeemable Convertible Preferred Shares

In June 2021, the Company completed its IPO, selling an aggregate of 11,500,000 shares of common stock. All outstanding redeemable convertible preferred shares were converted into 32,489,398 shares of common stock upon the completion of the IPO, June 1, 2021. As of December 31, 2021, the Company did not have any outstanding shares of redeemable convertible preferred shares.

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

In connection with the initial issuance of the Series A redeemable convertible preferred shares, the Company had an obligation to sell an additional 10,348,505 Series A shares at $2.899 per share upon achievement of certain milestones in two tranches. The Company determined that the obligation to sell additional shares is a freestanding financing instrument and a liability. The Company estimated the fair value of the liability to be $1.5 million and recorded it as a reduction to redeemable convertible preferred shares and as a derivative tranche liability in its consolidated balance sheet at the issuance date in December 2019. For the year ended December 31, 2020, the Company remeasured the derivative tranche liability until its settlement and recognized $30.0 million as changes in fair value of derivative liability in its Consolidated Statements of Operations and Comprehensive Loss.

In November and December 2020, the board of directors approved the settlement of tranche and the Company issued 10,348,505 shares for gross cash proceeds of $30.0 million. The Company incurred issuance costs of $22,000. As of December 31, 2021 and 2020, no derivative tranche liabilities were outstanding.

The authorized, issued, and outstanding Series A redeemable convertible preferred shares as of December 31, 2020 were as follows (in thousands except share amounts):

	December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Liquidation Value	Carrying Value
Series A redeemable convertible preferred shares	22,851,257	22,851,257	$66,245	$91,964

8. Common Stock

Upon completion of the IPO, the Company is authorized to issue 500.0 million shares of common stock at a par value $0.0001. As of December 31, 2021, 61,952,292 shares of common stock were issued and outstanding.

In November 2018, the Company entered into common shares purchase agreements with two founders of the Company. The individuals purchased a total of 2,790,000 common shares for a total purchase price of $300. Shares vested monthly for two and four years, respectively. Vesting for a certain number of shares was accelerated upon the Company’s closing of its Series A redeemable convertible preferred share financing. The Company also has an option for a period of ninety days after the individual’s employment is terminated either voluntarily or involuntarily to repurchase the unvested common shares at a price that is the lower of the original price per share paid by the founder for such stock or the fair value as of the date of such repurchase. As of December 31, 2020, there were 193,766 shares unvested. The founders’ shares were converted to common stock in the Conversion. As of December 31, 2021, all founders’ common stock shares were vested.

The Company has reserved shares of common stock for future issuances as follows:

December 31, 2021
Common stock options issued and outstanding	5,071,896
Restricted stock units issued and outstanding	96,890
Common stock available for future grants	1,200,214
Common stock available for ESPP	579,647
Total	6,948,647

As of December 31, 2020, the Company reserved 22,851,257 shares related to the conversion of redeemable convertible preferred shares into common shares.

9. Incentive Shares and Share/Stock-Based Compensation

Prior to the Conversion, Day One Holding LLC granted incentive shares under the Incentive Share Plan and was authorized to issue 8,924,177 incentive shares. Incentive shares were a separate non-voting class of shares that participated in distributions only after incentive shares vested, unless it was approved by the board of directors and included at least two of the preferred members, and a participation threshold was met. The incentive shares represented profits interests in Day One Holding LLC, which was an interest in the increase in the Company’s value over the participation threshold, as defined in the Operating Agreement and as determined at the time of grant. A holder of incentive share had the right to participate in distributions of profits only in excess of the participation threshold. The participation threshold was based on the valuation of the Company’s common shares on or around the grant date.

Day One Holding LLC granted incentive shares to employees and non-employees, which generally vested over a four-year period with cliff vesting for the first year. The board of directors approved vesting terms and conditions of each award and could accelerate vesting of incentive shares on an award-by-award basis. Vesting of incentive shares would be accelerated for all unvested shares upon a termination of services without cause within 12 months after the consummation of a change of control transaction.

The fair value of the incentive shares was estimated using an option pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Common share fair value	$6.36 - $8.89	$0.85 - $2.10	$0.81
Participating threshold	$6.36 - $7.51	$0.27	$0.00
Risk free rate	0.14%	0.16% - 0.30%	1.64%
Volatility	72.90%	78.00% - 80.00%	78.00%
Time to liquidity (in years)	0.20 - 1.80	3.03 - 3.33	3.71 - 4.36
Grant date fair value	$4.24 - $4.52	$0.71 - $1.67	$0.22 - 0.66

The Company used the option pricing model to estimate the fair value of each incentive shares award on the date of grant. The members’ equity value was based on a recent enterprise valuation analysis performed and common share fair value. The participation threshold amounts were determined by the board of directors at the time of grant. The expected life of the awards granted during the period was determined based on an expected time to the liquidation event. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant consistent with the life of the award. The expected volatility was based on a peer group in the industry in which the Company did business consistent with the expected time to liquidity. The dividend yield was set at zero as the underlying security did not and was not expected to pay a dividend.

Fair Value of Common Share

Prior to the IPO, management’s approach to estimate the fair value of the common share was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”), considering a number of objective and subjective factors including: valuations of common shares performed with the assistance of independent third-party valuation specialists; the Company’s stage of development and business strategy, including the status of research and development efforts, and the material risks related to the business and industry; the Company’s results of operations and financial position, including levels of available capital resources; the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies; the lack of marketability of the common shares; the prices of redeemable convertible preferred shares sold to investors in arm’s length transactions and the rights, preferences, and privileges of the Company’s redeemable convertible preferred shares relative to those of common shares; the likelihood of achieving a liquidity event for the holders of the common and redeemable convertible preferred shares, such as an initial public offering or a sale, given prevailing market conditions. The fair value of the common shares was approved by the board of directors until such time as the Company shares were listed on an established stock exchange or national market system.

The incentive shares were classified as equity awards and share-based compensation expense was based on the grant date fair value of the award.

The following table provides a summary of the incentive shares activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	4,112,017	$1.26
Granted	2,959,795	$4.32
Forfeited	(265,596)	$1.67
Converted to unvested common stock	(6,806,216)	$2.58
Outstanding as of December 31, 2021	—	$—

2021 Equity Incentive Plan

Immediately prior to consummation of the IPO, all of the outstanding incentive shares were converted into 5,433,290 shares of common stock, of which 4,719,605 were unvested common stock. The following table provides a summary of the unvested common stock awards activity during the year ended December 31, 2021.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock as of December 31, 2020	—	$—
Conversion of incentive shares	4,719,605	$16.00
Vested	(965,743)	$16.00
Unvested restricted stock as of December 31, 2021	3,753,862	$16.00

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

The following table provides a summary of stock option activity under the 2021 Plan during the year ended December 31, 2021.

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregiate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	—	$—
Granted	5,071,896	$16.90
Outstanding at December 31, 2021	5,071,896	$16.90	9.4	$3,756
Exercisable at December 31, 2021	110,634	$16.42	9.4	$89

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The total fair value of options that vested during the year ended December 31, 2021 was $1.1 million. The weighted-average grant date fair value of options granted during the year ended December 31, 2021 was $9.91 per share.

Unamortized stock-based compensation for stock options as of December 31, 2021 was $41.1 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table provides a summary of restricted stock units activity under the 2021 Plan during the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock at December 31, 2020	—	$—
Granted	96,890	$22.93
Unvested restricted stock at December 31, 2021	96,890	$22.93

Restricted stock units vest quarterly over four years with the one-year cliff from the grant date. Unamortized stock-based compensation for restricted stock units as of December 31, 2021 was $2.1 million, which is expected to be recognized over a weighted-average period of 3.9 years.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted and the stockholders approved, the 2021 Employee Stock Purchase Plan, (“the ESPP”), which became effective on May 26, 2021. A total of 603,000 shares of common stock were reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share); b) an amount determined by the board of directors. 23,353 shares have been issued under the ESPP as of December 31, 2021. The Company recognized $0.2 million compensation expense related to the ESPP plan for the year ended December 31, 2021.

Share/Stock-based compensation

The Company used the option pricing model to estimate the fair value of its unvested common stock awards, which were received upon the conversion of unvested incentive shares to common stock shares prior to the IPO. Restricted stock units are measured at fair value, which is the Company’s common stock closing price on Nasdaq at the grant date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and ESPP awards granted with the following assumptions:

Year Ended December 31, 2021
	Stock Options	ESPP
Expected term (in years)	5.31 - 6.08	0.25 - 0.50
Expected volatility	61.25% - 66.53%	42.5% - 48.4%
Risk-free interest rate	0.82% - 1.39%	0.05% - 0.06%
Expected dividend yield	—	—

Share/stock-based compensation expense recorded in the accompanying Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development expense	$3,840	$212	$73
General and administrative expense	9,481	314	38
Total share-based compensation expense	$13,321	$526	$111

As of December 31, 2021, there was $56.3 million of unrecognized compensation cost related to unvested restricted stock, unvested RSUs and stock options that is expected to be recognized over a weighted-average period of approximately 2.6 years. The Company did not recognize incremental share-based compensation expense related to the conversion of the incentive shares to unvested common stock in accordance with the Conversion, as such exchange was at fair value.

10. Net Loss Per Share

Basic and diluted net loss per share attributable to common shareholders/stockholders after the Conversion is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net loss and comprehensive loss	$(72,754)	$(43,843)	$(16,984)
Net loss attributable to redeemable convertible noncontrolling interests	(2,109)	(3,336)	(4,350)
Exchange of redeemable noncontrolling interest shares – deemed dividend (refer to Note 11)	(99,994)	—	—
Net loss attributable to common stockholders/members	(170,639)	(40,507)	(12,634)
Net loss per share, basic and diluted	$(4.62)	$(7.33)	$(2.13)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	36,960,569	5,529,519	5,924,640

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of December 31,
	2021	2020
Stock options	5,071,896	—
Unvested common shares	3,753,862	193,766
RSUs	96,890	—
Shares committed under ESPP	25,362	—
Redeemable convertible preferred shares	—	22,851,257
Incentive Shares	—	4,112,017
	8,948,010	27,157,040

11. Redeemable Noncontrolling Interest

DOT-1, the Company’s subsidiary, issued Series A redeemable convertible preferred shares to Takeda in accordance with the Takeda Asset Agreement (Note 5). The Company concluded that it represented a redeemable noncontrolling interest.

The Company adjusted the carrying value of redeemable noncontrolling interest to allocate net losses of the subsidiary to Takeda. Transfers to and from the redeemable noncontrolling interest represented changes in ownership and the allocation of Series A redeemable convertible preferred shares issuance costs issued by the subsidiary.

On May 26, 2021, pursuant to the terms of the Millennium Stock Exchange Agreement, Takeda exchanged its 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1, for 6,470,382 shares of common stock of the Company. Prior to the Exchange, the Company accounted for the redeemable noncontrolling interest as discussed in the paragraph above and allocated $2.1 million and $0.9 million of net losses for the period from January 1 to May 26, 2021 and from April 1 to May 26, 2021, respectively, to Takeda. The Exchange resulted in DOT-1 becoming a wholly owned subsidiary of the Company and was recorded for accounting purposes as an extinguishment of the redeemable noncontrolling interest. As such, the Company also recognized an extinguishment loss of $100.0 million to additional paid in capital, which was calculated as a difference between the fair value of common stock issued to Takeda in the conversion and the carrying value of redeemable noncontrolling interest at the conversion date. The all-stock exchange was treated as a deemed dividend in the calculation of net loss attributable to common stockholders/members and net loss and per share.

12. Income Taxes

Prior to the IPO and conversion, Day One Biopharmaceuticals, Inc. (formerly Day One Biopharmaceuticals Holding Company, LLC) was treated as a partnership for tax purposes, and thus, not subject to income taxes. It is the responsibility of the LLC members to report their proportion share of any taxable income or loss generated by Day One Biopharmaceuticals Holdings Company, LLC to the appropriate taxing authorities and pay the associated taxes, if any. With respect to the Company’s consolidated subsidiaries, these entities are treated as corporations for tax purposes and are subject to income taxes which have been included in the consolidated financial statements. All pre-tax losses have been incurred in the United States.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State tax	(0.8)%	2.3%	6.1%
Permanent differences	0.6%	(14.4)%	(2.7)%
Credits	3.8%	1.4%	—
Change in valuation allowance	(21.5)%	(10.1)%	(24.4)%
Share-based compensation	(3.1)%	(0.2)%	—
Total	—	—	—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets
Federal and state net operating loss carryforwards	$17,270	$7,732
Credits	3,670	731
Accrued expenses	709	235
Intangible asset basis	2,188	—
Total deferred tax assets	23,837	8,698
Total deferred tax liabilities	(59)	(97)
Less: valuation allowance	(23,778)	(8,601)
Net deferred tax assets	$—	$—

The Company has incurred net operating losses in each year since inception. The Company has not reflected the benefit of any such net operating loss carryforwards in the consolidated financial statements. Due to its history of losses, and lack of other positive evidence, the Company determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2021 and 2020. The Company increased the valuation allowance by $15.2 million, $4.4 million, and $4.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, the Company had federal net operating loss carryforwards (“NOLs”), of $77.0 million that do not expire and federal tax credits of $4.4 million available to offset tax liabilities that begin to expire in 2039. The Company also has gross state NOLs of $14.9 million and state tax credits of $0.5 million which are available to offset state tax liabilities. The state NOLs begin to expire in 2039 and the state tax credits do not expire.

The Company has not completed a study to determine whether an ownership change per the provisions of Section 382 of the Internal Revenue Code, as well as similar state provisions, has occurred. Utilization of its net operating loss and income tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding shares of a company by certain shareholders.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there was no material impact.

Uncertain Tax Positions

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table reconciles the beginning and ending amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$188	$2	$—
Additions based on tax positions related to prior year	—	—	—
Additions based on tax positions related to current year	953	186	—
Reductions based on tax positions related to prior year	—	—	—
Reductions based on tax positions related to current year	—	—	—
Balance at end of year	$1,141	$188	$—

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2021, 2020 and 2019, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

The Company files income tax returns in the U.S. federal and California tax jurisdictions. The federal and state income tax returns from inception to December 31, 2020 remain subject to examination.

13. Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. The Company has elected to not make matching contributions under the plan for the years ended December 31, 2021 and 2020.