Form 10-Q
period 2022-03-31
Day One Biopharmaceuticals, Inc.
filed 2022-05-12
CIK 1845337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 61,911,929 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the expected impact of the COVID-19 pandemic and other global events, including the recent and developing armed conflict in Ukraine, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	4
Item 1.	Interim Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Shares, Redeemable Noncontrolling Interest and Stockholders’ Equity/ Members’ (Deficit)	6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION	29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90
Item 3.	Defaults Upon Senior Securities	91
Item 4.	Mine Safety Disclosures	91
Item 5.	Other Information	91
Item 6.	Exhibits	92
Signatures		93

PART I-FINANCIAL INFORMATION

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$262,731	$284,309
Prepaid expenses and other current assets	4,637	5,059
Total current assets	267,368	289,368
Property and equipment, net	66	57
Operating lease right-of-use asset	180	227
Deposits and other long-term assets	165	169
Total assets	267,779	289,821
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$701	$1,744
Accrued expenses and other current liabilities	7,304	6,709
Current portion of operating lease liabilities	171	204
Total current liabilities	8,176	8,657
Operating lease liabilities, long-term	—	16
Total liabilities	8,176	8,673
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 61,911,929 and 61,952,292 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in-capital	414,831	408,629
Accumulated deficit	(155,234)	(127,487)
Total stockholders’ equity	259,603	281,148
Total liabilities and stockholders' equity	$267,779	$289,821

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$15,003	$12,632
General and administrative	12,745	3,454
Total operating expenses	27,748	16,086
Loss from operations	(27,748)	(16,086)
Interest income (expense), net	2	(7)
Other expense, net	(1)	(8)
Net loss and comprehensive loss	(27,747)	(16,101)
Net loss attributable to redeemable convertible noncontrolling interest	—	(919)
Net loss attributable to common stockholders/members	$(27,747)	$(15,182)
Net loss per share, basic and diluted	$(0.48)	$(2.58)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	58,382,444	5,892,145

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Shares,

Redeemable Noncontrolling Interest and Stockholders’ Equity/ Members’ (Deficit)

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	61,952,292	$6	$408,629	$(127,487)	$281,148
Share-based compensation expenses	—	—	6,202	—	6,202
Unvested common stock forfeiture	(40,363)	—	—	—	—
Net loss attributable to common stockholders	—	—	—	(27,747)	(27,747)
Balance at March 31, 2022	61,911,929	$6	$414,831	$(155,234)	$259,603

	Redeemable Convertible Preferred Shares		Redeemable Noncontrolling	Common Shares		Incentive Shares		Accumulated	Stockholders' Equity/Members'
	Shares	Amount	Interest	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balance at December 31, 2020	22,851,257	$91,964	$5,702	6,035,869	$2,000	4,112,012	$637	$(56,842)	$(54,205)
Issuance of Series B redeemable convertible preferred shares for cash, net of issuance costs of $243	9,638,141	129,757	—	—	—	—	—	—	—
Share-based compensation expenses	—	—	—	—	—	—	538	—	538
Issuance of incentive shares	—	—	—	—	—	874,335	—	—	—
Net loss attributable to redeemable noncontrolling interest	—	—	(919)	—	—	—	—	—	—
Net loss attributable to Day One Biopharmaceuticals Holding Company, LLC members	—	—	—	—	—	—	—	(15,182)	(15,182)
Balance at March 31, 2021	32,489,398	$221,721	$4,783	6,035,869	$2,000	4,986,352	$1,175	$(72,024)	$(68,849)

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(27,747)	$(16,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development assets	—	8,000
Share-based compensation expense	6,202	538
Depreciation expense	6	5
Amortization of operating right-of-use assets	47	44
Non-cash interest expense	—	7
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	422	(2,542)
Deposits and other long-term assets	4	(26)
Accounts payable	(1,043)	484
Accrued expenses and other current liabilities	595	(101)
Operating lease liabilities	(49)	(51)
Net cash used in operating activities	(21,563)	(9,743)
Cash flows from investing activities
Cash paid for acquired in-process research and development assets	—	(8,000)
Property and equipment expenditures	(15)	—
Cash used in investing activities	(15)	(8,000)
Cash flows from financing activities
Proceeds from issuance of Series B redeemable convertible preferred shares, net of issuance costs	—	129,757
Payments of financing issuance costs	—	(872)
Net cash provided by financing activities	—	128,885
Net (decrease) increase in cash and cash equivalents	(21,578)	111,142
Cash and cash equivalents, beginning of period	284,309	43,728
Cash and cash equivalents, end of period	$262,731	$154,870
Supplemental disclosures of noncash activities
Deferred offering costs not yet paid	$—	$686

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

1.
Description of Business and Organization

Organization and Business

Day One Biopharmaceuticals, Inc., or the Company, is a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for patients of all ages with genomically-defined cancers. The Company’s lead product candidate, tovorafenib (DAY101), is an oral, brain-penetrant, highly-selective type II pan-RAF kinase inhibitor. The Company was formed as a limited liability company under the laws of the State of Delaware in November 2018, under the name Hero Therapeutics Holding Company, LLC. Subsequently, the Company changed its name to Day One Therapeutics Holding Company, LLC in December 2018 and to Day One Biopharmaceuticals Holding Company, LLC, or Day One Holding LLC, in March 2020.

On May 26, 2021, the Company completed a conversion by filing a certificate of conversion with the Secretary of State of the State of Delaware and changed its name to Day One Biopharmaceuticals, Inc. Prior to December 31, 2021, the Company had two subsidiaries: DOT Therapeutics-2, Inc. (formerly Hero Therapeutics Inc. and Day One Biopharmaceuticals, Inc.), or DOT-2, incorporated in Delaware in November 2018, and DOT Therapeutics-1, Inc., or DOT-1, incorporated in Delaware in December 2019 (collectively, “the Subsidiaries.”)

In December 2021, the Company’s board of directors approved the merger of the Subsidiaries with and into the Company, with the Company being the surviving corporation (collectively, the “Merger”), effective December 31, 2021. For more information on the financial statement impact of the Merger, refer to the section titled “Basis of Presentation.”

Initial Public Offering, Corporate Conversion and Exchange of Takeda’s shares

On June 1, 2021, the Company closed its initial public offering, or the IPO, in which it sold an aggregate of 11,500,000 shares of common stock at a price to the public of $16.00 per share, which included 1,500,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. The Company received aggregate net proceeds from the IPO of $167.0 million, after deducting underwriting discounts and commissions and offering costs, of $17.0 million. The common stock began trading on the Nasdaq Global Select Market on May 27, 2021, under the symbol “DAWN.”

In contemplation of the IPO, on May 26, 2021, the Company completed a legal entity conversion, or the Conversion, which included the following: Day One Holding LLC (i) converted from a Delaware limited liability company to a Delaware corporation by filing a certificate of conversion with the Secretary of State of the State of Delaware and (ii) changed its name to Day One Biopharmaceuticals, Inc.

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

In connection with the IPO and the Conversion, pursuant to the terms of the Millennium Stock Exchange Agreement, or the Millennium Stock Exchange Agreement, and the Conversion, Millennium Pharmaceuticals, Inc. exchanged 9,857,143 shares of Series A redeemable convertible preferred stock of DOT-1, a subsidiary of Day One Holding LLC, for 6,470,382 shares of common stock of the Company, or the Exchange.

Notes to the Condensed Consolidated Financial Statements

The Company holds all property and assets of Day One Holding LLC and assumed all of the debts and obligations of Day One Holding LLC. Effective on the date of the Conversion, each member of the board of directors and officers of Day One Holding LLC became a member of the board of directors and officers of the Company. The Conversion was a tax-free reorganization, that included authorization to issue capital stock consisting of 500,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

Upon the closing of the IPO, 32,489,398 shares of redeemable convertible preferred stock issued by the Company in the Conversion converted into an equal number of shares of common stock. The Company also granted options for 4,418,874 common stock shares at $16.00 per share upon the IPO date.

Shares Split

On May 23, 2021, the board of directors of Day One Holding LLC approved an amendment to its operating agreement to effect a forward split of the Company’s shares at a 2.325-for-1 ratio, or the Stock Split. The Stock Split became effective on May 23, 2021, upon approval by the members and execution of the amended LLC operating agreement. All issued and outstanding common shares, redeemable convertible preferred shares, incentive shares and per share amounts contained in these condensed consolidated financial statements have been retroactively adjusted to reflect this Stock Split for all periods presented.

2.
Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual consolidated financial statements for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed consolidated balance sheet at December 31, 2021, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Because the Merger (refer to the section “Organization and Business”) did not constitute a change in the reporting entity, as defined in ASC 250, Accounting changes and error corrections, the Company has reported the assets and liabilities transferred from its Subsidiaries at historical carrying value, effective December 31, 2021.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Any reference in these notes to applicable guidance is meant to refer to the authoritative generally accepted accounting principles as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASU, of the Financial Accounting Standards Board, or FASB.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the valuation of share-based awards, the valuation of deferred tax assets and income tax uncertainties, and accruals for research and development activities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Notes to the Condensed Consolidated Financial Statements

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2022, and this adoption had no material impact on the Company’s financial statements and related disclosures.

3.
Fair Value Measurements

The financial instruments of the Company measured at fair value on a recurring basis are U.S. government money market funds, recorded as cash equivalents. The fair value is based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

The following table sets forth the Company’s financial instruments as of March 31, 2022 and December 31, 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds, included in cash and cash equivalents	$90,265	$90,265	$—	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds, included in cash and cash equivalents	$111,221	$111,221	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

4.
Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid insurance	$874	$2,099
Prepaid research and development expenses	3,365	1,945
Other prepaid expenses and other assets	398	1,015
Total prepaid expenses and other current assets	$4,637	$5,059

Notes to the Condensed Consolidated Financial Statements

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Furniture and fixtures	$78	$78
Leasehold improvements	14	15
Other property and equipment	15	—
Property and equipment, gross	107	93
Less: accumulated depreciation	(41)	(36)
Property and equipment, net	$66	$57

Depreciation expense for each of the three months ended March 31, 2022 and 2021 was immaterial.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll related expenses	$1,648	$3,308
Accrued research and development expenses	4,171	2,565
Accrued professional service expenses	1,098	732
Other	387	104
Total accrued expenses and other current liabilities	$7,304	$6,709

5.
Significant Agreements

License agreement with Merck KGaA, Darmstadt, Germany

On February 10, 2021, DOT-2, the Company’s subsidiary, entered into a license agreement, or the MRKDG License Agreement, with Merck KGaA, Darmstadt, Germany, a pharmaceutical corporation located in Darmstadt, Germany. Under the MRKDG License Agreement, Merck KGaA, Darmstadt, Germany granted to the Company an exclusive worldwide license, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for the Company to research, develop, manufacture, and commercialize products containing and comprising the pimasertib and MSC2015103B compounds. The Company also received clinical inventories supplies to use in its research and development activities. The Company’s exclusive license grant is subject to a non-exclusive license granted by Merck KGaA, Darmstadt, Germany’s affiliate to a cancer research organization and Merck KGaA, Darmstadt, Germany retains the right to conduct, directly or indirectly, certain ongoing clinical studies relating to pimasertib.

Under the MRKDG License Agreement, the Company has obligations to use commercially reasonable efforts to develop and commercialize at least two licensed products in at least two specified major market countries by the year 2029.

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. The Company may also be required to make additional payments of up to $367.0 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. No milestones were achieved and due as of March 31, 2022.

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

Effective December 31, 2021, DOT-2 was merged with and into the Company, with the Company being the surviving corporation and assuming DOT-2’s obligations under the MRKDG License Agreement.

Notes to the Condensed Consolidated Financial Statements

Takeda Assets Purchase Agreement

On December 16, 2019, DOT-1 entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Pursuant to the Takeda Asset Agreement, DOT-1 purchased certain technology rights and know-how related to TAK-580 (which is now tovorafenib (DAY101)) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. DOT-1 also received clinical inventories supplies to use in the Company’s research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to DOT-1 its exclusive license agreement, or the Viracta License Agreement, with Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.), or Viracta. Takeda also granted DOT-1 a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. The Company also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by DOT-1 in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of Conversion in connection with the Millennium Stock Exchange Agreement.

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, DOT-1 made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1 in December 2019. The fair value of issued shares was estimated as $9.9 million, based on the price paid by other investors for issued shares in the Series A financing of DOT-1. Based on the terms of the Millennium Stock Exchange Agreement, Takeda exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of DOT-1 for 6,470,382 shares of the Company’s common stock upon the effectiveness of the Conversion, on May 26, 2021

The term of the Takeda Asset Agreement will expire on a country-by-country basis upon expiration of all assigned patent rights and all licensed patent rights in such country. Takeda may terminate the Takeda Asset Agreement prior to the Company's first commercial sale of a product if we cease conducting any development activities for a continuous and specified period of time and such cessation is not agreed upon by the parties and is not done in response to guidance from a regulatory authority. Additionally, Takeda can terminate the Takeda Asset Agreement in the event of the Company's bankruptcy. In the event of termination of the Takeda Asset Agreement by Takeda as a result of our cessation of development or bankruptcy, all assigned patents, know-how and contracts (other than the Viracta License Agreement) will be assigned back to Takeda and Takeda will obtain a reversion license under patents and know-how generated to exploit all such terminated products.

Effective December 31, 2021, DOT-1 was merged with and into the Company, with the Company being the surviving corporation and assuming DOT-1’s obligations under the Takeda Assets Purchase Agreement.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses in 2019. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No other milestones, except as discussed above, were achieved and due as of March 31, 2022.

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

Notes to the Condensed Consolidated Financial Statements

Effective December 31, 2021, DOT-1 was merged with and into the Company, with the Company being the surviving corporation and assuming DOT-1’s obligations under Viracta License Agreement.

6.
Commitments and Contingencies

Leases

The Company entered into a lease agreement for its corporate office facility in South San Francisco, California in March 2020, which expires in January 2023. The Company can extend the lease term for additional three years at market rates upon the notice of extension. The Company is obligated to pay monthly rent expense and its pro rata share of utilities, common area maintenance expenses and property taxes. The landlord also provided an allowance of $10,000 for any tenant improvements. The Company concluded that it is an operating lease. Common area expenses are a non-lease component and a variable consideration and included in operating expenses as incurred. The extension period has not been included in the determination of the Right of Use, or ROU, asset or the lease liability for operating leases as the Company concluded that it is not reasonably certain that it would exercise this option.

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s lease did not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. The Company determined the amounts of its lease liabilities using an IBR of 8%. As of March 31, 2022, the remaining lease term was 0.8 years.

The Company’s lease does not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $47,000 and $44,000 for the three months ended March 31, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $52,000 and $51,000 for the three months ended March 31, 2022 and 2021, respectively. Variable payments expensed during the three months ended March 31, 2022 and 2021 were immaterial.

As of March 31, 2022, the future lease obligations were as follows (in thousands):

For the Years Ending December 31,	March 31, 2022
Remaining in 2022	$158
2023	18
Total future minimum lease payments	176
Less: Imputed interest	(5)
Present value of operating lease liabilities	$171

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, with the exception of one vendor with a potential termination fee if a purchase order is cancelled within a specified time, and another vendor where labor costs are non-cancellable after the approval of the project plan. As of March 31, 2022 and December 31, 2021, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into the license agreements, as disclosed in Note 5, pursuant to which the Company is required to pay milestones contingent upon meeting of specific events. The first milestone related to the Viracta License Agreement was achieved and recorded to research and development expense during the year ended December 31, 2021. The Company may be required to pay royalties on sales of products developed under these agreements. All products are in development as of March 31, 2022 and December 31, 2021, and no such royalties were due.

Legal Proceedings

Notes to the Condensed Consolidated Financial Statements

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company is not subject to any material legal proceedings, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims, to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of March 31, 2022 and December 31, 2021.

7.
Redeemable Convertible Preferred Shares

On June 1, 2021, the Company completed its IPO, selling an aggregate of 11,500,000 shares of common stock. All outstanding redeemable convertible preferred shares were converted into 32,489,398 shares of common stock upon the completion of the IPO. As of March 31, 2022, the Company did not have any outstanding shares of redeemable convertible preferred shares.

In February 2021, the Company issued 9,638,141 Series B redeemable convertible preferred shares at a price of $13.488 per share for gross cash proceeds of $130.0 million. The Company incurred issuance costs of $243,000.

8.
Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value $0.0001. As of March 31, 2022, 61,911,929 shares of common stock were issued and outstanding.

In November 2018, the Company entered into common shares purchase agreements with two founders of the Company. The individuals purchased a total of 2,790,000 common shares for a total purchase price of $300. Shares vested monthly for two and four years, respectively. Vesting for a certain number of shares was accelerated upon the Company’s closing of its Series A redeemable convertible preferred share financing. The Company also has an option for a period of ninety days after the individual’s employment is terminated either voluntarily or involuntarily to repurchase the unvested common shares at a price that is the lower of the original price per share paid by the founder for such stock or the fair value as of the date of such repurchase. The founders’ shares were converted to common stock in the Conversion. As of March 31, 2022, all founders’ common stock were vested.

The Company has reserved shares of common stock for future issuances as follows:

March 31, 2022
Common stock options issued and outstanding	7,018,228
Common stock available for future grants	2,081,924
Common stock available for ESPP	1,199,169
Restricted stock units issued and outstanding	392,757
Total	10,692,078

9.
Equity-Based Compensation

Prior to the Conversion, Day One Holding LLC granted incentive shares under the Incentive Share Plan and was authorized to issue 8,924,177 incentive shares. Incentive shares were a separate non-voting class of shares that participated in distributions only after incentive shares vested, unless it was approved by the board of directors and included at least two of the preferred members, and a participation threshold was met. The incentive shares represented profits interests in Day One Holding

Notes to the Condensed Consolidated Financial Statements

LLC, which was an interest in the increase in the Company’s value over the participation threshold, as defined in its operating agreement and as determined at the time of grant. A holder of incentive shares had the right to participate in distributions of profits only in excess of the participation threshold. The participation threshold was based on the valuation of the Company’s common shares on or around the grant date.

The fair value of the incentive shares was estimated using an option pricing model with the following assumptions:

Three Months Ended March 31,
2021
Common share fair value	$6.36 - $7.51
Participating threshold	$6.36
Risk free rate	0.14%
Volatility	72.90%
Time to liquidity (in years)	0.20 - 1.80
Grant date fair value	$4.52

During the Conversion, the Company converted all incentive shares to vested and unvested shares of common stock. As such, there was no incentive shares activity for the three months ended March 31, 2022.

The Company used the option pricing model to estimate the fair value of each incentive shares award on the date of grant. The members’ equity value was based on a recent enterprise valuation analysis performed and common share fair value. The participation threshold amounts were determined by the board of directors at the time of grant. The expected life of the awards granted during the period was determined based on an expected time to the liquidation event. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant.

2021 Equity Incentive Plan

The following table provides a summary of the unvested common stock awards activity during the three months ended March 31, 2022.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested common stock as of December 31, 2021	3,753,862	$16.00
Vested	(360,816)	$16.00
Forfeiture	(40,363)	$16.00
Unvested common stock as of March 31, 2022	3,352,683	$16.00

In May 2021, in connection with the IPO, the board of directors and stockholders approved the 2021 Equity Incentive Plan, or the 2021 Plan, which became effective on the day before the date of the effectiveness of the IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of common stock reserved for issuance under the 2021 Plan is equal to the sum of: (x) 6,369,000 shares of common stock; plus (y) 4,719,605 shares of common stock issued in respect of the Conversion of incentive shares that were subject to vesting immediately prior to the effectiveness of the registration statement for the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The number of shares available for grant and issuance under the 2021 Plan will be automatically increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock, plus the total number of shares of Company common stock issuable upon conversion of any preferred stock or exercise of any warrants to acquire shares of Company common stock for a nominal exercise price issued and outstanding on each December 31 immediately prior to the date of increase or (b) such number of shares determined by the board of directors.

The following table provides a summary of stock option activity under the 2021 Plan during the three months ended March 31, 2022.

Notes to the Condensed Consolidated Financial Statements

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,071,896	$16.90
Granted	2,008,230	$14.22
Forfeiture	(61,898)	$16.78
Outstanding at March 31, 2022	7,018,228	$16.13	9.3	$26
Exercisable at March 31, 2022	293,995	$15.91	9.2	$—

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The total fair value of options that vested during the three months ended March 31, 2022 was $1.7 million. The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 was $8.47 per share.

Unamortized stock-based compensation for stock options as of March 31, 2022 was $53.0 million, which is expected to be recognized over a weighted-average period of 3.3 years.

The following table provides a summary of restricted stock units activity under the 2021 Plan during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2021	96,890	$22.93
Granted	311,945	$14.21
Vested	(14,068)	$14.26
Forfeiture	(2,010)	$19.88
Unvested restricted stock units at March 31, 2022	392,757	$16.33

Restricted stock units vest quarterly over four years with a one-year cliff from the grant date. Unamortized stock-based compensation for restricted stock units as of March 31, 2022 was $6.0 million, which is expected to be recognized over a weighted-average period of 3.7 years.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted, and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share) and (b) an amount determined by the board of directors. 23,353 shares have been issued under the ESPP as of March 31, 2022. The Company recognized $0.1 million compensation expense related to the ESPP plan for the three months ending March 31, 2022.

Notes to the Condensed Consolidated Financial Statements

Share/Stock-based compensation

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options awards granted with the following assumptions:

Three Months Ended March 31, 2022
Stock Options
Expected term (in years)	5.90 - 6.08
Expected volatility	65.20% - 66.92%
Risk-free interest rate	1.47% - 2.55%
Expected dividend yield	—

For the three months ended March 31, 2022, the Company did not grant any ESPP awards.

Share/stock-based compensation expense recorded in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$2,147	$119
General and administrative expense	4,055	419
Total share-based compensation expense	$6,202	$538

As of March 31, 2022, there was $70.9 million of unrecognized compensation cost related to unvested restricted stock, unvested restricted stock units and stock options that is expected to be recognized over a weighted-average period of approximately 3.1 years.

10.
Net Loss Per Share

Basic and diluted net loss per share attributable to common shareholders/stockholders after the Conversion is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss and comprehensive loss	$(27,747)	$(16,101)
Net loss attributable to redeemable convertible noncontrolling interests	—	(919)
Net loss attributable to common stockholders/members	(27,747)	(15,182)
Net loss per share, basic and diluted	$(0.48)	$(2.58)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	58,382,444	5,892,145

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of March 31,
	2022	2021
Stock options	7,018,228	—
Unvested common shares	3,352,683	48,456
Restricted stock units	392,757	—
Shares committed under ESPP	24,357	—
Redeemable convertible preferred shares	—	32,489,398
Incentive Shares	—	4,986,352
Total	10,788,025	37,524,206

Notes to the Condensed Consolidated Financial Statements

11.
Redeemable Noncontrolling Interest

Prior to the Merger, DOT-1, the Company’s subsidiary, issued Series A redeemable convertible preferred shares to Takeda in accordance with the Takeda Asset Agreement (Note 5). The Company concluded that it represented a redeemable noncontrolling interest.

The Company adjusted the carrying value of redeemable noncontrolling interest to allocate net losses of the subsidiary to Takeda. Transfers to and from the redeemable noncontrolling interest represented changes in ownership and the allocation of Series A redeemable convertible preferred shares issuance costs issued by the subsidiary.

On May 26, 2021, pursuant to the terms of the Millennium Stock Exchange Agreement, Takeda exchanged 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1 for 6,470,382 shares of common stock of the Company. Prior to the Exchange, the Company accounted for the redeemable noncontrolling interest as discussed in the paragraph above and allocated $0.9 million and $2.1 million of net losses for the period from January 1 to March 31, 2021 and from January 1 to May 26, 2021, respectively, to Takeda. The Exchange resulted in DOT-1 becoming a wholly owned subsidiary of the Company and was recorded for accounting purposes as an extinguishment of the redeemable noncontrolling interest. As such, the Company also recognized an extinguishment loss of $100.0 million to additional paid-in-capital, which was calculated as a difference between the fair value of common stock issued to Takeda in the conversion and the carrying value of redeemable noncontrolling interest at the conversion date. The all-stock exchange was treated as a deemed dividend in the calculation of net loss attributable to common stockholders/members and net loss and per share.

12.
Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For the three months ended March 31, 2022 and 2021, the Company made matching contributions of $0.2 million and zero, respectively.

13.
Subsequent Event

On April 1, 2022, the Company entered into a lease agreement for approximately 12,000 square feet of general use office space in Brisbane, California. The initial term of the lease is for 31 months and commences in May 2022. The total payments for base rent over the term of the lease is approximately $1.1 million. Additionally, the Company is required to pay a security deposit of approximately $40,000 upon execution of the sublease agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes, our interim condensed consolidated financial statements and related notes, and other financial information appearing in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” in this this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for patients of all ages with genomically-defined cancers. Initially, we focus our clinical development efforts on pediatric patients living with cancer, a vulnerable population that has been underserved in the recent revolution in targeted therapeutics and immuno-oncology. Our lead product candidate, tovorafenib (DAY101), is an oral, brain-penetrant, highly-selective type II pan-rapidly accelerated fibrosarcoma, or pan-RAF, kinase inhibitor. Tovorafenib (DAY101) has been studied in over 250 patients and has been shown to be well-tolerated as a monotherapy. Tovorafenib (DAY101) has demonstrated encouraging anti-tumor activity in pediatric and adult populations with specific genetic alterations that result in the over-activation of the RAS/mitogen-activated protein kinase, or MAPK, pathway leading to uncontrolled cell growth. We have initiated a pivotal Phase 2 trial (FIREFLY-1) of tovorafenib (DAY101) for pediatric patients with relapsed or progressive low-grade glioma, or pLGG, the most common brain tumor diagnosed in children, for which there are no approved therapies and no standard of care. The first patient was dosed in May 2021, we completed enrollment in the pivotal cohort in May 2022 and we expect to report initial data from this trial in June 2022. Furthermore, we anticipate reporting topline data from this pivotal trial in the first quarter of 2023, and, if the data are supportive, we expect to file a related New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, in 2023. The FIREFLY-1 trial has been expanded to include two additional study arms to enable access for eligible patients once the primary cohort has completed enrollment and to evaluate the preliminary efficacy of tovorafenib (DAY101) in patients aged 6 months to 25 years with a relapsed or progressive extracranial solid tumor with activating RAF fusion. Tovorafenib (DAY101) has been granted Breakthrough Therapy designation by the FDA for the treatment of pLGG based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in pLGG patients. We received Orphan Drug designation for the treatment of malignant melanoma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted Rare Pediatric designation to tovorafenib (DAY101) for treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration in July 2021.

Our second product candidate, pimasertib, is an oral, highly-selective small molecule inhibitor of mitogen-activated protein kinase kinases 1 and 2, or MEK, a well-characterized key signaling node in the MAPK pathway. We initiated FIRELIGHT-1, a Phase 1b/2 trial in March 2022 to study the combination of tovorafenib (DAY101) and pimasertib in patients 12 years and older with various MAPK-altered solid tumors. We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive worldwide rights to tovorafenib (DAY101) and to pimasertib for all therapeutic areas subject to certain milestone and royalty payments. For additional information, see “Significant agreements.”

The following table summarizes our product candidate pipeline.

Since our inception in November 2018, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and building our pipeline, organizing and staffing our company, business planning, establishing and maintaining our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates, raising capital and providing general and administrative support for these operations. We do not have any products approved for commercial sale and have not generated any revenues from product sales or any other source and have incurred net losses since commencement of our operations. For the three months ended March 31, 2022 and 2021, we reported a net loss and comprehensive loss of $27.7 million and $16.1 million, respectively. We had an accumulated deficit of $155.2 million as of March 31, 2022. We expect a significant increase in expenses and substantial losses for the foreseeable future as we continue our development of, and seek regulatory approvals for our product candidates, commercialize any approved products, and seek to expand our product pipeline and invest in our organization. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses that we did not incur as a private company.

To date, we have funded our operations through the sale of our redeemable convertible preferred shares, convertible notes and common stock in our initial public offering.

Cash and cash equivalents totaled $262.7 million as of March 31, 2022. Based on our current operating plan, management believes we have sufficient capital resources to fund anticipated operations into 2024. Because of the numerous risks and uncertainties associated with product development, we may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for commercial manufacturing if any of our product candidates obtain marketing approval. As we advance our product candidates through development, we will explore adding backup suppliers for the Active Pharmaceutical Ingredients, or API, drug product, packaging and formulation for each of our product candidates to protect against any potential supply disruptions.

COVID-19 pandemic

The degree to which the COVID-19 pandemic, including the emergence of related variants, impact our business operations, research and development programs and financial condition will depend on future developments, including the ultimate duration and/or severity of the outbreak, the impact of any resurgences and new strains that emerge, actions by government authorities to contain the spread of the virus, the timing, availability, and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. Our management team continues to actively monitor this evolving health crisis and its effects on our operations, key vendors and workforce.

We conduct our clinical trials in the U.S. and internationally in geographic regions that have been and continue to be impacted by the COVID-19 pandemic to varying degrees. We have experienced and expect to continue to experience volatility in services rendered from our third-party service providers as local governments respond to resurgences and the emergence of new strains, each of which may result in the prolonged reinstitution, extension or enhancement of protective measures. The American Cancer Society has also reported that the pandemic has led to declines in screening, diagnosis and treatment for cancer patients, which will impact the enrollment of patients in clinical trials targeting early-stage cancers and retention of patients overall in our trials. Patient safety remains our paramount concern and we continue to collaborate with our existing and with new investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance. We are unable to predict the continuing or ultimate impact of the COVID-19 pandemic on our ongoing and planned clinical programs. With respect to manufacturing and supply, we do not anticipate disruptions to our drug supply chain, but in March 2022, authorities in Shanghai announced a two-stage lock-down for residents and businesses in response to rising rates of COVID-19 and we cannot be sure if additional lock-down measures or restrictions will be implemented and what, if any, impact that may have on our facilities and operations.

The full impact of the COVID-19 pandemic remains highly uncertain and subject to change. The safety, health and well-being of our employees remains a primary concern, and we instituted remote work arrangements for our office-based employees. There are many uncertainties around the COVID-19 pandemic and future developments, which are unpredictable, may result in a material, negative impact to our operations and financial condition.

Significant agreements

Takeda asset agreement

On December 16, 2019, DOT-1 Therapeutics, Inc., or DOT-1, our subsidiary, entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Pursuant to the Takeda Asset Agreement, we purchased certain technology rights and know-how related to TAK-580 (which is now tovorafenib (DAY101)), which was being developed to treat patients with primary brain tumors or brain metastases of solid tumors. We also received clinical inventory supplies to use in our research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to us its exclusive license agreement, or the Viracta License Agreement, with Viracta Therapeutics, Inc. or Viracta (f/k/a Sunesis Pharmaceuticals, Inc.). Takeda also granted us a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement or otherwise through practice of the technology assigned or licensed to us under the Takeda Asset Agreement, in each case, to develop, manufacture and commercialize products containing tovorafenib (DAY101) in all fields of use. We also granted Takeda an exclusive license under the technology assigned or licensed to us under the Takeda Asset Agreement and a non-exclusive license under any patents and know-how generated by us under the Takeda Asset Agreement or otherwise through the practice of the technology assigned or licensed to us under the Takeda Asset Agreement, in each case, only for Takeda to develop, manufacture and commercialize products containing tovorafenib (DAY101) in the field excluded from our license grant. This grant back license to Takeda was terminated at the time of Conversion in connection with the Millennium Stock Exchange Agreement.

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, DOT-1 made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1 in December 2019. The fair value of issued shares was estimated as $9.9 million, based on the price paid by other investors for issued shares in the Series A financing of DOT-1. Pursuant to the terms of the Millennium Stock Exchange Agreement, or the Millennium Stock Exchange Agreement, Takeda agreed to exchange 9,857,143 shares of Series A redeemable convertible preferred stock of DOT-1 for 6,470,382 shares of the Company’s common stock pursuant to and contingent upon the effectiveness of the Conversion on May 26, 2021.

Effective December 31, 2021, DOT-1 was merged with and into our company, with our company being the surviving corporation and assuming DOT-1’s obligations under the Takeda Assets Purchase Agreement.

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

License agreement with Merck KGaA, Darmstadt, Germany

On February 10, 2021, DOT Therapeutics-2, Inc., or DOT-2, our subsidiary, entered into a license agreement, or the MRKDG License Agreement, with Merck KGaA, Darmstadt, Germany, a pharmaceutical corporation located in Darmstadt, Germany. Under the MRKDG License Agreement, Merck KGaA, Darmstadt, Germany as licensor granted to DOT-2, an exclusive worldwide license, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for us to research, develop, manufacture and commercialize products containing and comprising the pimasertib and MSC2015103B compounds. Our exclusive license grant is subject to a non-exclusive license granted by Merck KGaA, Darmstadt, Germany’s affiliate to a cancer research organization and Merck KGaA, Darmstadt, Germany retains the right to conduct, directly or indirectly, certain ongoing clinical studies relating to pimasertib. In consideration for the rights granted under the MRKDG License Agreement, we made an upfront payment of $8.0 million to the licensor, which was recorded as research and development expenses. We may also be required to make additional payments of up to $367.0 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due, none of which were achieved during the three months ended March 31, 2022.

Effective December 31, 2021, DOT-2 was merged with and into our company, with our company being the surviving corporation and assuming DOT-2’s obligations under the MRKDG License Agreement.

Components of results of operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of external and internal expenses incurred for our research activities, including our discovery and in-licensing undertakings, and the development of our lead product candidate, tovorafenib (DAY101) and our second product candidate, pimasertib.

External expenses include:

•
costs associated with acquiring technology and intellectual property licenses that have no alternative future uses;
•
costs incurred under agreements with third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other third parties that conduct clinical trials on our behalf; and
•
other costs associated with our research and development programs, including laboratory materials and supplies.

Internal expenses include:

•
employee-related costs, including salaries, benefits and share-based compensation expense, for our research and development personnel; and
•
facilities and other overhead expenses, including expenses for rent and facilities maintenance, and amortization.

We expense research and development expenses as incurred. We track external costs by program, which currently consist of expenses for our tovorafenib (DAY101) program and our pimasertib program. We do not track indirect costs on a program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified.

Research and development activities are central to our business model. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to implement our business strategy, advance tovorafenib (DAY101) and pimasertib through clinical trials and conduct larger clinical trials, expand our research and development efforts, and identify, acquire and develop additional product candidates, particularly as more of our product candidates move into clinical development and later stages of clinical development.

We cannot reasonably determine the duration and costs to complete future clinical trials of tovorafenib (DAY101), pimasertib or any other product candidate we may develop or acquire, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates. The successful development and commercialization of our product candidates, as well as our ability to obtain the necessary regulatory and marketing approvals are highly uncertain. This is due to numerous risks and uncertainties associated with developing new drugs, many of which are outside of our control, including:

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
•
the timing, receipt and terms of any approvals from applicable regulatory authorities, including the FDA, European Medicines Agency, Health Canada or other regulatory agencies of the investigational NDAs, clinical trial applications or other regulatory filings for tovorafenib (DAY101) and future product candidates;
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

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we anticipate an increase in our personnel headcount to support expansion of research and development efforts for our product candidates, as well as to support our operations generally. We also expect an increase in expenses associated with being a public company, including costs related to compliance with the requirements of the Nasdaq Global Select Market, or Nasdaq, and the SEC; additional director and officer insurance costs; and investor and public relations costs.

Net loss attributable to redeemable convertible noncontrolling interest

Net loss attributable to redeemable convertible noncontrolling interest represented a portion of the net loss that is not allocated to us in our subsidiary, DOT-1. On May 26, 2021, in connection with the terms of the Millennium Stock Exchange Agreement, Takeda exchanged its shares in DOT-1 for shares of our common stock. At that time, the redeemable convertible noncontrolling interest was extinguished, and DOT-1 became our wholly-owned subsidiary.

Results of operations

Comparison of three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (unaudited):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating Expenses:
Research and development	$15,003	$12,632	$2,371	18.8%
General and administrative	12,745	3,454	9,291	269.0%
Total operating expenses	27,748	16,086	11,662	72.5%
Loss from operations	(27,748)	(16,086)	(11,662)	72.5%
Interest income (expense), net	2	(7)	9	-128.6%
Other expense, net	(1)	(8)	7	-87.5%
Net loss and comprehensive loss	(27,747)	(16,101)	(11,646)	72.3%
Net loss attributable to redeemable convertible noncontrolling interests	—	(919)	919	*
Net loss attributable to common stockholders/members	$(27,747)	$(15,182)	$(12,565)	82.8%

Research and development expenses

Research and development expenses for the three months ended March 31, 2022 were $15.0 million, compared to $12.6 million for the three months ended March 31, 2021. We recorded $8.0 million related to the MRKDG License Agreement in February 2021. In the three months ended March 31, 2022 as compared to March 31, 2021, third-party expenses increased by $5.3 million, due primarily to an increase in clinical trial, manufacturing, and other product development expenses and personnel related expenses increased by $5.1 million resulting from additional headcount and stock-based compensation.

The following table summarizes our external and internal research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$8,245	$3,434
Acquired technology and intellectual property license costs	—	8,000
Other research and development costs, including laboratory materials and supplies	590	42
Internal costs:
Employee related expenses	6,168	1,156
Total research and development expenses	$15,003	$12,632

(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib (DAY 101) program and the pimasertib program were $7.1 million and $1.1 for three months ended March 31, 2022.

General and administrative expenses

General and administrative expenses increased $9.3 million, from $3.5 million for the three months ended March 31, 2021 to $12.7 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to $5.9 million in employee compensation costs driven by headcount growth, approximately $3.0 million in legal, insurance, and professional services driven by operational support and the cost of operating as a public company, and $0.4 million in facilities costs and other expenses.

Liquidity and capital resources

Sources of liquidity

On June 1, 2021, we completed our IPO and sold an aggregate of 11,500,000 shares of common stock at a price to the public of $16.00 per share, which included 1,500,000 shares issued upon the full exercise by the underwriters in May 2021 of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of $167.0 million, after deducting underwriting discounts, commissions, and offering costs of $17.0 million. Prior to our IPO, we had funded our operations through the sale of our redeemable convertible preferred shares and convertible notes. We had previously raised approximately $192.0 million in gross proceeds from the sale and issuance of our Series A and Series B redeemable convertible preferred shares and convertible notes. As of March 31, 2022, we had an accumulated deficit of $155.2 million and $262.7 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to satisfy our cash requirements over the next 12 months and into 2024.

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

Leases

We have an operating lease obligation for office space. As of March 31, 2022, the Company had fixed lease payment obligations of approximately $0.2 million payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and may have termination fees and non-cancellable commitments. As of March 31, 2022, there were no amounts accrued related to termination and cancellation charges as these are not probable, and our non-cancelable obligations under these agreements were not material.

License Agreements

We have entered into licensing agreements, which require us to pay milestones contingent upon meeting of specific events. No milestones were achieved, due or payable as of March 31, 2022. We are required to pay royalties on sales of products developed under these agreements. All our products are in development as of March 31, 2022 and no such royalties are due. As of March 31, 2022, we do not have any contingent payment obligations since the amount, timing and likelihood of such payments are not known.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(21,563)	$(9,743)
Net cash used in investing activities	(15)	(8,000)
Net cash provided by financing activities	—	128,885
Net (decrease) increase in cash and cash equivalents	$(21,578)	$111,142

Operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was $21.6 million, consisting of our net loss of $27.7 million, net decrease of approximately $0.1 million in net operating assets and liabilities, partially offset by non-cash charges of $6.3 million, which is comprised of stock-based compensation expense of $6.2 million. Changes in operating assets and liabilities were primarily related to a decrease in accounts payable of $1.0 million. This was partially offset by an increase in accrued expenses and other current liabilities of $0.6 million and a decrease in prepaid expenses and other current assets of $0.4 million.

Net cash used in operating activities for the three months ended March 31, 2021 was $9.8 million, consisting of our net loss of $16.1 million, net decrease of $2.2 million in net operating assets and liabilities, partially offset by non-cash charges of $0.6 million. Our non-cash charges primarily consisted of $0.5 million in share-based compensation expense. Changes in operating assets and liabilities were primarily related to a net increase in prepaid expenses and other current assets of $2.5 million, which primarily included a $3.0 million prepayment of the Viracta license milestone.

Investing activities

For the three months ended March 31, 2022, we had $15,000 cash used in investing activities that was related to property and equipment expenditures.

For the three months ended March 31, 2021, we had $8.0 million cash used in investing activities that was related to the payment under the MRKDG License Agreement.

Financing activities

For the three months ended March 31, 2022, there was no cash used in or provided by financing activities.

Net cash provided by financing activities for the three months ended March 31, 2021 was $129.8 million related to the net proceeds from the sale and issuance of Series B redeemable convertible preferred shares, partially offset by $0.9 million in payments of financing issuance costs in connection with a potential initial public offering.

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

Critical accounting policies and use of estimates

Our critical accounting policies are disclosed in our audited consolidated financial statements for the year ended December 31, 2021, and the related notes, included in our Annual Report on Form 10-K filed with the SEC on March 7, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described below, together with the other information contained in this quarterly report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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
•
We are substantially dependent on the success of our lead product candidate, tovorafenib (DAY101), which is currently in clinical development and which has not completed a pivotal trial.
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
•
The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for tovorafenib (DAY101), pimasertib or any future product candidates, on a timely basis or at all.
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

Since our inception, we have focused substantially all of our efforts and financial resources on the clinical development of our lead product candidate, tovorafenib (DAY101), initially for relapsed or progressive low-grade gliomas, or pLGGs, and our other current product candidate, pimasertib, an orally available small molecule inhibitor of MEK kinase, which we intend to use in combination with tovorafenib (DAY101) for the treatment of RAS and RAF-dependent tumors. To date, we have financed our operations primarily through the sale and issuance of redeemable convertible preferred shares, convertible notes, and the completion of our initial public offering, or IPO.

We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 1, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our redeemable convertible preferred shares, our convertible notes and the completion of our IPO. For the three months ended March 31, 2022 and 2021, we reported a net loss of $27.7 million and $16.1 million, respectively. We had an accumulated deficit of $155.2 million as of March 31, 2022. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib (DAY101) and pimasertib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidate and other product candidates, including our ongoing pivotal Phase 2 clinical trial for tovorafenib (DAY101) (FIREFLY-1), our planned Phase 3 clinical trial of tovorafenib (DAY101) as a potential frontline therapy in pLGG, our planned Phase 2 clinical trial of tovorafenib (DAY101) in adult RAS/RAF-altered solid tumors and our Phase 1b/2 trial for tovorafenib (DAY101) and pimasertib, and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In addition, if we obtain marketing approval for tovorafenib (DAY101), pimasertib, or another product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of tovorafenib (DAY101), pimasertib, or such other product candidate, respectively. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

We are substantially dependent on the success of our lead product candidate, tovorafenib (DAY101), which is currently in clinical development and which has not completed a pivotal trial.

Our future success is highly dependent on our ability to timely complete successful clinical trials, obtain regulatory approval for, and then successfully commercialize, our product candidates. We are early in our development efforts and our lead product candidate, tovorafenib (DAY101), is currently in a pivotal Phase 2 clinical trial. Our other current product candidate, pimasertib, is in an earlier stage of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that tovorafenib (DAY101), pimasertib or any future product candidates we develop, if any, will achieve success in their clinical trials or obtain regulatory approval.

Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidate, tovorafenib (DAY101). The success of tovorafenib (DAY101), will depend on several factors, including the following:

•
successful and timely completion of current and future clinical trials resulting in attractive, competitive target product profiles;
•
acceptance of NDAs by the U.S. Food and Drug Administration, or FDA or other similar clinical trial applications from foreign regulatory authorities for our future clinical trials for our pipeline product candidates;
•
timely and successful enrollment of patients in, and completion of, clinical trials with favorable results;
•
demonstration of safety, efficacy and acceptable risk-benefit profiles of our product candidates to the satisfaction of the FDA and foreign regulatory agencies and attractive to physicians, patients, advocates, payors and caregivers;
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

•
addressing any delays in our ongoing and planned clinical trials resulting from factors related to any major natural disaster or significant political event, including the COVID-19 pandemic and the recent and developing armed conflict in Ukraine;
•
protecting and enforcing our rights in our intellectual property portfolio; and
•
maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, and it is possible that none of our product candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. For example, our business could be harmed if results of our ongoing clinical trial for tovorafenib (DAY101) and Phase 1b/2 trial of tovorafenib (DAY101) as a monotherapy and in combination with pimasertib do not meet the clinical endpoints.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, development and commercialization of our product candidates.

Our business depends entirely on the successful discovery or identification, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, tovorafenib (DAY101), pimasertib, or another product candidate. Our ability to generate revenue and achieve profitability depends on several factors, including, but not limited to, our ability to:

•
complete a successful pivotal Phase 2 trial with tovorafenib (DAY101) that achieves a competitive, clinically meaningful and generally well-tolerated target product profile;
•
complete a successful Phase 1b/2 trial of tovorafenib (DAY101) as monotherapy and in combination with pimasertib in patients 12 years and older with tumors having activated RAF signaling;
•
initiate and successfully complete all safety, pharmacokinetic and other studies required to obtain U.S. and foreign marketing approval for tovorafenib (DAY101) as a treatment for patients with pLGGs;
•
initiate and complete successful later-stage clinical trials that meet their clinical endpoints, including our planned front-line trial of tovorafenib (DAY101) in patients with pLGG;
•
obtain favorable results from our clinical trials and apply for and obtain marketing approval for tovorafenib (DAY101) and pimasertib from applicable regulatory authorities, including NDAs, from the FDA, and maintaining such approvals;
•
establish licenses, collaborations or strategic partnerships that may increase the value of our programs;
•
establish and maintain viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;
•
successfully commercialize tovorafenib (DAY101), pimasertib, and any future product candidates we may develop, if approved, by building a sales force or entering into collaborations with third parties;
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
•
achieve market acceptance of tovorafenib (DAY101) or pimasertib and our other successful product candidates, if any, with patients, the medical community and third-party payors; and
•
attract, hire and retain qualified personnel.

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

In cases where we are successful in obtaining regulatory approval to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the duration of treatment that physicians believe is appropriate for our product, the speed of physician adoption, the ability to obtain coverage and reimbursement, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice, payor decisions or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

If we decide to or are required by the FDA or regulatory authorities in other jurisdictions to perform studies or clinical trials in addition to, those currently expected, or to modify ongoing or planned clinical trials, or if there are any delays in establishing appropriate manufacturing arrangements for, in initiating or completing our current and planned clinical trials for, or in the development of, any of our product candidates, our expenses could increase significantly and profitability could be further delayed.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our lead product candidate, tovorafenib (DAY101), pimasertib, and any future product candidates through clinical development. We expect increased expenses as we continue our research and development, initiate additional clinical trials, seek to expand our product pipeline, seek marketing approval for our lead programs and future product candidates, if any, and invest in our organization. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company, such as acquiring and retaining experienced personnel, developing new information technology systems, and other costs associated with being a public company. Also, we expect to experience ongoing and additional costs related to preparing and filing patent applications, maintaining our intellectual property and potentially expanding our office facilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. Our ability to raise capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, inflation, changes in interest rates, geopolitical instability, including the recent and developing armed conflict in Ukraine, or otherwise.

We had $262.7 million in cash and cash equivalents as of March 31, 2022. We believe that our existing cash, and cash equivalents, will enable us to fund our operating expenses, and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
to the extent we pursue strategic collaborations, including collaborations to commercialize tovorafenib (DAY101), pimasertib, or any of our future pipeline product candidates, in any, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses;
•
the cost associated with commercializing any approved product candidates, including establishing sales, marketing, market access and distribution capabilities;
•
the cost associated with completing any post-marketing studies or trials required by the FDA or other regulatory authorities;
•
the revenue, if any, received from commercial sales of tovorafenib (DAY101), pimasertib or any of our future product candidates if any are approved, or any future pipeline product candidates that receive marketing approval;
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

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, inflation, changes in interest rates, geopolitical instability, including the recent and developing armed conflict in Ukraine, or otherwise.

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

Tovorafenib's (DAY101) Phase 1 trial is run as an investigator-initiated, multi-center trial in patients with relapsed/refractory pLGG that is being conducted by the Dana Farber Cancer Institute in collaboration with the Pacific Pediatric Neuro-Oncology Consortium, or PNOC. The last data reported from this trial was in January 2020. It is possible that additional data, when reported, will not demonstrate similar results. We have no control over the timing of such clinical data announcements. In addition, although we expect that our pivotal Phase 2 trial in pLGG will provide a sufficient dataset, from approximately 60 patients, to support approval based on preliminary discussions with regulatory agencies, we cannot assure you that the FDA will not require data from additional patients to support approval. In later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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
•
changes in the competitive landscape preventing marketing authorization in one or several subsets studied in our programs;
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

Our product candidates are initially targeted towards the pediatric population, for which safety concerns may be particularly scrutinized by regulatory agencies. Trials involving pediatric populations can be difficult to conduct, can be quite costly and, like other clinical trials, may not yield the anticipated results. In addition, pediatric studies are more dependent on a smaller number of specialized clinical trial sites, which in turn can limit site availability and make the trials more expensive to conduct. In addition, as interest in pediatric indications grows as a result of the Research to Accelerate Cures and Equity (RACE) for Children Act and other market forces, trial recruitment may become even more difficult due to competition for eligible patients. Moreover, it may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols. Our inability to enroll a sufficient number of pediatric patients for our clinical trial could result in significant delays, require us to abandon one or more clinical trials altogether, impact our ability to raise additional capital and delay or prevent our ability to obtain necessary regulatory approvals for any drug product candidate.

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

We may not be able to initiate or continue our ongoing or planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In our tovorafenib (DAY101) program, we utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. We cannot be certain (i) how many patients will have the requisite alterations for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for regulatory approval or (iii) whether each specific BRAF mutation targeted will be included in the approved drug labeling. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates. The conditions for which we currently plan to evaluate our product candidates are orphan or rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. In addition, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as our clinical product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

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
•
the availability, expertise, and selection of CROs to manage operations related to clinical trial enrollment;
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

We also compete with these organizations to recruit and retain qualified scientific, management and sales and marketing personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We expect to face competition from existing products and products in development for each of our programs. Drug discovery efforts focused on V600 mutations have led to clinical success in some cancers. Three BRAF inhibitors have been approved by the FDA for the treatment of tumors containing V600E or V600K mutations. These first-generation BRAF inhibitors, known more generally as Type I RAF inhibitors, are vemurafenib, marketed as Zelboraf® by Genentech; dabrafenib, marketed as Tafinlar® by Novartis; and encorafenib, marketed as Braftovi® by Pfizer. Dabrafinib, in combination with trametinib, is being evaluated in a Novartis-sponsored randomized Phase 2 clinical trial in newly-diagnosed patients with BRAF V600 mutant pLGG. Novartis has announced their plans to file a Supplemental New Drug Application, or sNDA, based on data of this trial in early 2023.

Four MEK inhibitors have been approved by the FDA. Three have been approved for the treatment of tumors containing BRAF V600E or V600K mutations, including cobimetinib, marketed as Cotellic® by Genentech; trametinib, marketed as Tafinlar® by Novartis; and binimetinib, marketed as Mektovi® by Pfizer. A fourth MEK inhibitor—selumetinib, marketed as Koselugo® by AstraZeneca—has been approved for the treatment of pediatric patients, two years of age and older, with neurofibromatosis type 1, or NF1, who have symptomatic, inoperable plexiform neurofibromas.

Novartis is developing the next-generation BRAF inhibitor LXH254 in combination with various agents, in Phase 1/2 clinical trials. BeiGene has two next-generation BRAF programs: Lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study. Hanmi / Genentech are developing belvarafenib in combination with cobimetinib in a Phase 1b clinical trial. Fore Therapeutics (formerly NovellusDx) is developing the RAF dimer breaker PLX8394 in a Phase 1/2 trial in combination with cobicistat. Kinnate is developing KIN-2787 in a monotherapy Phase 1 clinical trial. Black Diamond Therapeutics have next-generation BRAF inhibitors in various stages of preclinical development.

With regard to the treatment of pLGG, some MEK inhibitors and some type I RAF inhibitors other targeted therapies are being studied in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. The off-label use of these agents may represent competition for tovorafenib (DAY101) when it enters the market.

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

As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or comparable foreign regulatory authorities or in discovering, developing and commercializing product candidates in our field before we do, which could result in our competitors establishing a strong market position before we are able to enter the market or could make our development more complicated.

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
•
interruptions, difficulties or delays arising in our existing operations and company culture as a result of some or all of our employees working remotely, including those hired during the COVID-19 pandemic;
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
•
refusal of regulatory authorities, such as the FDA, to accept data from clinical trials in affected geographies; and
•
adverse impacts on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials and future preclinical studies or commencement of new clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. For example, in March 2022, authorities in Shanghai announced a two-stage lock-down for residents and businesses in response to rising rates of COVID-19. While operations have resumed at our Active Pharmaceutical Ingredients, or API, contract manufacturing and development facilities, we cannot be sure if additional lock-down measures or restrictions will be implemented and what, if any, impact that may have on our facilities and operations in the region, including but not limited to a decrease or disruption of production, increase costs of production or other interruptions in our supply chain. Such disruptions could impede, delay, limit or prevent completion of our ongoing clinical trials. Further, we have experienced delays in trial site initiations, patient participation and patient enrollment in some of our clinical trials and we may continue to experience some delays in our clinical trials and preclinical studies and delays in data collection and analysis, and the measures we have taken in response to the COVID-19 pandemic, may themselves negatively impact our operations. These delays so far have had a limited impact, but this may change as the COVID-19 pandemic and the response to such COVID-19 pandemic continues to evolve, and could have an adverse impact on our timelines and our business. The COVID-19 pandemic could also affect the business of the FDA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates.

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

Adverse side effects or other safety risks associated with tovorafenib (DAY101), pimasertib or any future product candidates we may develop could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any.

As is the case with pharmaceuticals generally, we have observed side effects and adverse events associated with our lead product candidate, tovorafenib (DAY101) and our other product candidates. These side effects included acneiform rash, anemia, headache, muscle pain, nausea and fatigue.

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

Additionally, patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons, which could impact development of tovorafenib (DAY101), pimasertib or our other product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of our product candidates or reduce the duration of time that physicians expect to use our product in particular patients. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the preliminary data analysis for the pivotal Phase 2 of our tovorafenib (DAY101) trial. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Therefore, positive interim or initial results in any ongoing clinical trial may not be predictive of such results in the completed study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published.

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

We plan to seek approval of tovorafenib (DAY101) as a treatment of both naïve and relapsed/progressive pLGG. There is no guarantee that our product candidates would be approved for either line of treatment, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

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

The discovery and development of targeted therapeutics for patients with genomically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover, identify and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our product candidates’ preclinical trial results and our clinical work, that the genomic alterations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our product candidates and achieve profitability. In addition, even if our approach is successful in showing clinical benefit for RAF-driven cancers for our tovorafenib (DAY101) program, we may never successfully identify additional oncogenic alterations sensitive to tovorafenib (DAY101) in other MAPK-driven tumors. Therefore, we do not know if our approach of treating patients with genomically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. The payor mix for pediatric products in the United States is a fragmented combination of state-specific Medicaid policies and a broad universe of private insurance companies. There is no consistent policy or leading payor to inform other price setting entities. National payor policies are expected to be critical to our ability to achieve broad payment coverage. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Risks related to government regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain regulatory approvals for tovorafenib (DAY101), pimasertib or any future product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to tovorafenib (DAY101) and pimasertib, currently our only product candidates in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing approval of drugs in the United States requires the submission of an NDA to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. Our product candidates must be approved by comparable regulatory authorities in other jurisdictions prior to commercialization.

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

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. For example, if successful, we believe that the pivotal Phase 2 clinical trial of tovorafenib (DAY101) may be sufficient to support FDA approval of an NDA for tovorafenib (DAY101), but the FDA may disagree with the sufficiency of our data and require additional clinical trials. Additionally, depending upon the results of the Phase 2 clinical trial of tovorafenib (DAY101), we may receive accelerated approval for tovorafenib (DAY101), which would require additional data and potentially a confirmatory trial to validate the clinical benefit of the drug. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of tovorafenib (DAY101) or pimasertib or any other product candidate may not be predictive of the results of our later-stage clinical trials. For example, while we may believe certain results in patients, such as stable disease, suggest encouraging clinical activity, stable disease is not considered a response for regulatory purposes in an endpoint assessing objective response rate, or ORR.

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

If we experience delays in obtaining approval or if we fail to obtain approval of tovorafenib (DAY101) or pimasertib, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired, which would adversely affect our business, prospects, financial condition and results of operations.

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

Even though we have received Breakthrough Therapy designation by the FDA for tovorafenib (DAY101) in treating pLGG, such designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that tovorafenib (DAY101) will receive marketing approval.

We have received Breakthrough Therapy designation by the FDA for tovorafenib (DAY101) in patients with advanced pLGG. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

Although Breakthrough Therapy designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. Although we obtained Breakthrough Therapy designation for tovorafenib (DAY101) in advanced pLGG, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. For example, the time required to identify and resolve issues relating to manufacturing and controls, the acquisition of a sufficient supply of our product for clinical trial purposes or the need to conduct additional nonclinical or clinical studies may delay approval by the FDA, even if the product qualifies for Breakthrough Therapy designation or access to any other expedited program. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory approval for such product.

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

We have obtained orphan drug designation in the United States and in the EU for use of tovorafenib (DAY101) in treating malignant glioma and glioma, respectively. We may seek orphan drug designation for tovorafenib (DAY101) in additional geographies or indications, or for pimasertib or any product candidates we develop in the future. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing the drug for the type of disease or condition will be recovered from sales of the product in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication during that time period. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity in the United States may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

We cannot assure you that any future application for orphan drug designation with respect to any other product candidate will be granted. If we are unable to obtain orphan drug designation with respect to other product candidates in the United States or other jurisdictions, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation.

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

Tovorafenib (DAY101) was granted rare pediatric designation by the FDA in May 2021 for tovorafenib (DAY101) in the treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration that disproportionately affects children. We intend to submit the initial tovorafenib (DAY101) NDA as a rare pediatric designation marketing application which may or may not be designated as such by the FDA upon review.

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

For the purposes of this program, a rare pediatric disease is a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (ii) rare disease or condition within the meaning of the Orphan Drug Act. The FDA may determine that an application for one or more of our product candidates does not meet the eligibility criteria for a priority review voucher upon approval.

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

A companion diagnostic is generally developed in conjunction with the clinical program for an associated therapeutic product. To date, the FDA has required premarket approval of the vast majority of companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a drug product, the FDA requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before a product can be commercialized. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

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

Any product candidates for which we receive accelerated approval from the FDA are required to undergo one or more confirmatory clinical trials. If such a product candidate fails to meet its safety and efficacy endpoints in such confirmatory clinical trials, the regulatory authority may withdraw its conditional approval. There is no assurance that any such product will successfully advance through its confirmatory clinical trial(s). Therefore, even if a product candidate receives accelerated approval from the FDA, such approval may be withdrawn at a later date. Even if marketing approval of a product candidate is granted, an approved product and its manufacturer and marketer, are subject to ongoing review and extensive regulation, which may include the requirement to implement a REMS or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, and transmission of such individually identifiable health information;
•
the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to teaching hospitals, as well as ownership and investment interests held by physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and their immediate family members. Beginning calendar year 2021, manufacturers must collect information regarding payments and transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives for reporting in the following year. The reported information is made available on a public website; and
•
analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, including price increases. State and local laws require the registration of pharmaceutical sales representatives. State and non-U.S. laws that also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of tovorafenib (DAY101) and pimasertib, and any preclinical studies and clinical trials of any future product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Since such third parties partially control the progress of these trials, they may also publish the data related to these trials prior to obtaining or without our approval for doing so. Specifically, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. For example, in addition to the Phase 1 clinical trial run by Dana Farber Cancer Institute in collaboration with PNOC, the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research, is developing a group-wide clinical trial of tovorafenib (DAY101) in relapsed Langerhans cell histiocytosis. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

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

In addition, with respect to investigator-sponsored trials that may be conducted, we would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-sponsored clinical trials could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates and the public perception of our product candidates. Additionally, the FDA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for tovorafenib (DAY101), pimasertib or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

The manufacture of our product candidates is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

We do not have any manufacturing facilities, and we currently contract with certain third-party manufacturers in China. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if any of our product candidates obtain marketing approval. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus and the actions undertaken to contain the COVID-19 virus or treat its effects. For example, in March 2022, authorities in Shanghai announced a two-stage lock-down for residents and businesses in response to rising rates of COVID-19. While operations have resumed at our API contract manufacturing and development facilities, we cannot be sure if additional lock-down measures or restrictions will be implemented and what, if any, impact that may have on our facilities and operations in the region, including but not limited to a decrease or disruption of production, increased costs of production or other interruptions in our supply chain. In addition, any disruption in production or inability of our manufacturers specifically in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Any of these matters could materially adversely affect our business, financial condition and results of operations. In addition, disruptions in logistics routes and transportation capabilities could disrupt our supply chain. And, if we experience unexpected spikes in demand over time, we risk running out of our necessary supplies.

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
•
the possible breach of the manufacturing agreement by the third party;
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

We have only limited supply arrangements in place with respect to our product candidates, and these arrangements do not extend to commercial supply. We acquire all key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our product candidates and other materials. We will need to establish one or more agreements with third parties to develop and scale up the drug manufacturing process, conduct drug testing, and generate data to support a regulatory submission. If we obtain marketing approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party. In addition, we are dependent on a sole supplier for certain components of our manufacturing process. Even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If the FDA determines that our CMOs are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may not approve an NDA until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance. Moreover, our failure, or the failure of our third-party manufacturers and suppliers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our CMOs, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

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
•
collaborators may de-emphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator's strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
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

We largely conduct our operations in the greater San Francisco Bay Area, a region that is home to other pharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among pharmaceutical companies. Many of the other pharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. In addition, as our business changes, key personnel may not want to work for a larger, commercial enterprise. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our product candidates and to grow our business and operations as currently contemplated. We have adopted a greater level of flexibility in our recruiting practices to attract and hire candidates outside of the San Francisco Bay Area, which is intended to increase retention but could have a negative impact on employee engagement, resulting in greater employee turnover.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

We had 80 full-time employees as of March 31, 2022. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of tovorafenib (DAY101), pimasertib, or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of tovorafenib (DAY101), pimasertib, or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize tovorafenib (DAY101), pimasertib, our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

In the ordinary course of business, we may collect, process, store, and transmit proprietary, confidential, and sensitive information (including but not limited to intellectual property, trade secrets, proprietary business information, personal information, and protected health information, or PHI). It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. We depend on information technology and telecommunications systems for significant elements of our operations and we have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including, for example, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third parties with whom we work, as we rely on a number of third parties to operate our critical business systems and process confidential, proprietary, and sensitive information.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 pandemic and the subsequent increase of “work from home” have generally increased the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants, and other third-party partners, or inappropriate disclosure of confidential, sensitive, or proprietary information, we could incur liability and reputational damage and the further development and commercialization of tovorafenib (DAY101), pimasertib, or any future product candidates could be delayed. Any breach, loss or compromise of proprietary, sensitive, or confidential information may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. For example, the California Consumer Privacy Act of 2018, or the CCPA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences.

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

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our CROs, CMOs, vendors, contractors, consultants, and other third-party partners, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for tovorafenib (DAY101), pimasertib, or any other product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or personnel, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

We and third parties who we work with are or may become subject to numerous domestic and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security), the scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. The actual or perceived failure by us or related third parties to comply with such obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations.

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

Foreign data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation, or GDPR, may apply to personal information (including health-related data) obtained from individuals in the European Economic Area, or the EEA, and Switzerland. The GDPR, and its implementing legislation across the EU, imposes strict obligations on businesses, including requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators, requiring limitations on data processing, establishing a legal basis for processing personal information, notification of data processing obligations, notification of security incidents to appropriate data protection authorities or data subjects, protecting the security and confidentiality of the personal information, and establishing means for data subjects to exercise rights in relation to their personal information. The GDPR subjects noncompliant companies to fines of up to the greater of 20 million Euros or 4% of their global annual revenues, potential bans on processing of personal information (including clinical trials), and private litigation. To the extent applicable, the GDPR will increase our responsibility and liability in relation to personal information that we process, and we may be required to put in place additional mechanisms and expend additional time and resources to ensure compliance with the EU data protection rules. Additionally, the UK implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. Changes in these legislations may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. In addition, supervisory authorities in the EEA, Switzerland, and the UK have enforced data protection legislation inconsistently, which may result in us having to spend additional resources in order to comply with rules and guidance applicable only in certain, local jurisdictions.

Further, European data protection laws generally prohibit the transfer of personal information to countries outside of the EEA, UK, and Switzerland, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal information from the EEA, UK, and Switzerland to the United States and other countries, they are or may become subject to legal challenges that, if successful, could invalidate these mechanisms, restrict our ability to process personal information of Europeans outside of Europe and adversely impact our business. For example, in July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, which enabled the transfer of personal information from EU to the U.S. for companies that had self-certified to the Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the CJEU did not invalidate the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to uncertainty regarding the use of such mechanisms for data transfers to the United States, and the CJEU made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The European Data Protection Board, or EDPB, issued additional guidance regarding the CJEU’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers. In June 2021, the European Commission adopted new Standard Contractual Clauses under the GDPR for transfers of personal data outside the EU to countries that the European Commission has not deemed to provide an adequate level of protection for such personal data. If we elect to rely on the new Standard Contractual Clauses for personal data transfers out of the EU, and in light of the EDPB recommendations, we may be required to expend significant resources to meet the obligations the new Standard Contractual Clauses impose; for example, we may be required to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. We will also have to spend resources to ensure that, prior to 2023, these new Standard Contractual Clauses are incorporated into all contracts governing data processing and cross-border transfer, including those contracts that are currently subject to the old Standard Contractual Clauses. In addition, it is anticipated that the UK will finalize its new model clauses governing cross-border data transfers, and therefore we will have to spend additional time and resources seeking to comply with the UK’s unique requirements in this area. Due to potential legal challenges, there is uncertainty regarding whether the new EU Standard Contractual Clauses will remain a valid mechanism for transfers of personal information out of the EEA. The use of Standard Contractual Clauses for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. To comply with these requirements and as supervisory authorities continue to issue further guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of Europe, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our products and services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK-specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. With respect to transfers of personal data from the EU to the United Kingdom, on June 28, 2021 the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure.

Other countries, including China, Brazil, Australia and Japan, for example, have adopted certain legal requirements for local storage and processing of data and cross-border transfers of personal information, any and all of which could increase the cost and complexity of conducting preclinical testing and clinical trials or delivering our future products, if any, and operating our business. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

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

Moreover, our exclusive licenses may be subject to field restrictions and retained rights, which may adversely impact our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant agreements.” Our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates, including generic versions of such products. In addition, the patent portfolio licensed to us is, or may be, licensed to third parties outside our licensed field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against another licensee or in administrative proceedings brought by or against another licensee in response to such litigation or for other reasons.

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

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, Inter Partes Review, or IPR, proceedings and Post Grant Review, or PGR, proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.

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

Although no third party has asserted a claim of patent infringement against us as of March 31, 2022, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Our current lead product candidates are protected by, among other intellectual property rights, patents and patent applications we co-own and exclusively in-licensed from Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.). Our current lead product candidates and pipeline and our anticipated near-term pipeline may include technologies, licensed from, for example Merck KGaA, Darmstadt, Germany.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our product development, in-license needed technology, or enter into development partnerships that would help us bring our product candidates to market.

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

Currently, our intellectual property protection includes patents and patent applications that we have in-licensed from Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited, and Merck KGaA, Darmstadt, Germany. Our exclusive and non-exclusive licenses may be subject to certain retained rights, which may adversely impact our competitive position. We do not control the prosecution and maintenance of several of the licensed patent portfolios; thus, we cannot assure you that the licensed patent families will be prepared, filed, prosecuted, or maintained in a manner consistent with the best interests of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant agreements.” Our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates.

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
•
the impact of interest rate increases on the overall stock market and the market for biopharmaceutical company stocks;
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
•
general economic, industry and market conditions, many of which are beyond our control, such as the recent COVID-19 pandemic; and
•
other events or factors, including those resulting from war, incidents of terrorism or responses to these events, including those related to the recent and developing armed conflict in Ukraine.

In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, increase in inflation and interest rates, and disruptions to the supply chain, that have been often unrelated or disproportionate to the operating performance of the issuer. Furthermore, the trading price of our common stock may be adversely affected by third parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

The holders of an aggregate of 61,911,929 shares of our outstanding common stock as of March 31, 2022 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares, are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 71% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

General risk factors

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: May 12, 2022	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President Principal Executive Officer

Date: May 12, 2022	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer