Form 10-Q
period 2022-06-30
Day One Biopharmaceuticals, Inc.
filed 2022-08-04
CIK 1845337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40431

DAY ONE BIOPHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2415215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Sierra Point Parkway, Suite 501 Brisbane, CA	94005
(Address of principal executive offices)	(Zip Code)

(650) 484-0899

(Registrant’s telephone number, including area code)

395 Oyster Point Blvd., Suite 217

South San Francisco, CA

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

As of August 1, 2022, the registrant had 73,461,100 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the expected impact of the COVID-19 pandemic and other global events, including the recent war in Ukraine, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	4
Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Comprehensive Loss	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Shares, Redeemable Noncontrolling Interest and Stockholders’ Equity/ Members’ (Deficit)	7
	Condensed Consolidated Statements of Cash Flows	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	97
Item 3.	Defaults Upon Senior Securities	98
Item 4.	Mine Safety Disclosures	98
Item 5.	Other Information	98
Item 6.	Exhibits	99
Signatures		100

PART I-FINANCIAL INFORMATION

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$388,877	$284,309
Short-term investments	5,987	—
Prepaid expenses and other current assets	7,639	5,059
Total current assets	402,503	289,368
Property and equipment, net	67	57
Operating lease right-of-use asset	993	227
Deposits and other long-term assets	484	169
Total assets	404,047	289,821
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$439	$1,744
Accrued expenses and other current liabilities	11,933	6,709
Current portion of operating lease liabilities	427	204
Total current liabilities	12,799	8,657
Long-term portion of lease liabilities	617	16
Total liabilities	13,416	8,673
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 73,461,100 and 61,952,292 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	7	6
Additional paid-in-capital	582,391	408,629
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(191,764)	(127,487)
Total stockholders’ equity	390,631	281,148
Total liabilities and stockholders' equity	$404,047	$289,821

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$22,560	$9,914	$37,563	$22,547
General and administrative	14,159	5,525	26,904	8,990
Total operating expenses	36,719	15,439	64,467	31,537
Loss from operations	(36,719)	(15,439)	(64,467)	(31,537)
Interest income (expense), net	189	(7)	191	(14)
Other expense, net	—	(27)	(1)	(24)
Net loss	(36,530)	(15,473)	(64,277)	(31,575)
Net loss attributable to redeemable convertible noncontrolling interest	—	(1,191)	—	(2,109)
Exchange of redeemable noncontrolling interest shares – deemed dividend	—	(99,994)	—	(99,994)
Net loss attributable to common stockholders/members	$(36,530)	$(114,276)	$(64,277)	$(129,460)
Net loss per share, basic and diluted	$(0.60)	$(5.04)	$(1.08)	$(10.81)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	60,760,527	22,661,889	59,586,529	11,976,577

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(36,530)	$(15,473)	$(64,277)	$(31,575)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(3)	—	(3)	—
Total comprehensive loss	$(36,533)	$(15,473)	$(64,280)	$(31,575)

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Shares,

Redeemable Noncontrolling Interest and Stockholders’ Equity/ Members’ (Deficit)

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional Paid-In	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2021	61,952,292	$6	$408,629	$—	$(127,487)	$281,148
Share-based compensation expenses	—	—	6,202	—	—	6,202
Unvested common stock forfeiture	(40,363)	—	—	—	—	—
Net loss attributable to common stockholders	—	—	—	—	(27,747)	(27,747)
Balance at March 31, 2022	61,911,929	6	414,831	—	(155,234)	259,603
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,864	11,500,000	1	161,609	—	—	161,610
Issuance of shares pursuant to Employee Stock Purchase Plan	49,171	—	320	—	—	320
Share-based compensation expenses	—	—	5,631	—	—	5,631
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss attributable to common stockholders/members'	—	—	—	—	(36,530)	(36,530)
Balance at June 30, 2022	73,461,100	$7	$582,391	$(3)	$(191,764)	$390,631

	Redeemable Convertible Preferred Shares		Redeemable Noncontrolling	Common Stock		Common Shares		Incentive Shares		Additional Paid-In	Accumulated	Stockholders' Equity/ Members'
	Shares	Amount	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	22,851,257	$91,964	$5,702	—	$—	6,035,869	$2,000	4,112,012	$637	$—	$(56,842)	$(54,205)
Issuance of Series B redeemable convertible preferred shares for cash, net of issuance costs of $243	9,638,141	129,757	—	—	—	—	—	—	—	—	—	—
Share-based compensation expenses	—	—	—	—	—	—	—	—	538	—	—	538
Issuance of incentive shares	—	—	—	—	—	—	—	874,335	—	—	—	—
Net loss attributable to redeemable noncontrolling interest	—	—	(919)	—	—	—	—	—	—	—	—	—
Net loss attributable to Day One Biopharmaceuticals Holding Company, LLC members	—	—	—	—	—	—	—	—	—	—	(15,182)	(15,182)
Balance at March 31, 2021	32,489,398	$221,721	$4,783	—	$—	6,035,869	$2,000	4,986,352	$1,175	$—	$(72,024)	$(68,849)
Issuance of incentive shares	—	—	—	—	—	—	—	2,085,460	—	—	—	—
Cancellations of incentive shares	—	—	—	—	—	—	—	(265,596)	—	—	—	—
Net loss attributable to Day One Biopharmaceuticals Holding Company, LLC members	—	—	(1,191)	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred, common, and incentive shares into common stock	(32,489,398)	(221,721)	—	43,958,557	4	(6,035,869)	(2,000)	(6,806,216)	(1,175)	224,892	—	221,721
Conversion of redeemable noncontrolling interest to common stock	—	—	(3,592)	6,470,382	1	—	—	—	—	3,592	—	3,592
Common stock issued in IPO, net of issuance costs of $16,995	—	—	—	11,500,000	1	—	—	—	—	167,044	—	167,045
Share-based compensation expenses	—	—	—	—	—	—	—	—	—	2,537	—	2,537
Net loss attributable to common members/stockholders	—	—	—	—	—	—	—	—	—	—	(14,284)	(14,284)
Balance at June 30, 2021	—	$—	$—	61,928,939	$6	—	$—	—	$—	$398,065	$(86,308)	$311,763

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(64,277)	$(31,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development assets	—	8,000
Share-based compensation expense	11,833	3,075
Depreciation expense	12	10
Amortization of operating right-of-use assets	174	88
Non-cash interest expense	—	14
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,580)	(4,722)
Deposits and other long-term assets	(315)	(19)
Accounts payable	(1,305)	145
Accrued expenses and other current liabilities	5,224	1,937
Operating lease liabilities	(116)	(102)
Net cash used in operating activities	(51,350)	(23,149)
Cash flows from investing activities
Cash paid for acquired in-process research and development assets	—	(8,000)
Cash paid for purchase of short-term investments	(5,990)	—
Cash paid for property and equipment	(22)	—
Cash used in investing activities	(6,012)	(8,000)
Cash flows from financing activities
Proceeds from issuance of Series B redeemable convertible preferred shares, net of issuance costs	—	129,757
Proceeds from issuance of common stock, net	161,610	167,660
Proceeds from issuance of common stock upon ESPP purchase	320	—
Net cash provided by financing activities	161,930	297,417
Net increase in cash and cash equivalents	104,568	266,268
Cash and cash equivalents, beginning of period	284,309	43,728
Cash and cash equivalents, end of period	$388,877	$309,996
Supplemental disclosures of noncash activities
Lease liability obtained in exchange for right-of-use asset	$940	$—
Deferred offering costs not yet paid	$519	$615
Exchange of 45,331,483 preferred, common, and incentive shares in connection with the Conversion (Note 1)	$—	$224,892
Exchange of redeemable convertible noncontrolling interest to 6,470,382 shares of common stock (Note 11)	$—	$3,592

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

1.
Description of Business and Organization

Organization and Business

Day One Biopharmaceuticals, Inc., or the Company, is a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for patients of all ages with life-threatening diseases. The Company was formed as a limited liability company under the laws of the State of Delaware in November 2018, under the name Hero Therapeutics Holding Company, LLC. Subsequently, the Company changed its name to Day One Therapeutics Holding Company, LLC in December 2018 and to Day One Biopharmaceuticals Holding Company, LLC, or Day One Holding LLC, in March 2020.

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

2.
Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual consolidated financial statements for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, other than those described below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Concentration of credit risk and other risks and uncertainties

Notes to the Condensed Consolidated Financial Statements

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. The Company’s cash, cash equivalents, and short-term investments are held in more than one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institutions that the Company's cash, cash equivalents, and short-term investments are held at are financially sound and, accordingly, minimal credit risk exists with respect to the financial institutions.

The Company is subject to certain risks and uncertainties and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of its operations: ability to obtain future financing; regulatory requirements for approval and market acceptance of, and reimbursement for, product candidates; performance of third-party clinical research organizations and manufacturers upon which the Company relies; development of sales channels; protection of the Company’s intellectual property; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; changes to the market landscape; and the Company’s ability to attract and retain employees necessary to support its growth.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents consist of investments in money market funds and U.S. government agency securities. Cash equivalents are recognized at amortized cost, which approximates fair value.

Investments

The Company’s investments are comprised of money market funds, U.S. government agency securities, and U.S. treasury securities. Investments are classified at the time of purchase, based on management’s intent, as held-to-maturity, available-for-sale, or trading. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with unrealized holdings gains and losses (net of tax effects) on such investments reported in other comprehensive (loss) income as a separate component on the condensed consolidated statements of comprehensive loss. Fair value is determined based on quoted market rates when observable or by utilizing data points that are observable, such as quoted prices, interest rates, and yield curves.

For available-for-sale securities, the Company determines if any impairment is related to credit loss or non-credit loss. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than amortized cost basis. Subsequent activity related to the credit loss component in the form of write-offs or recoveries is recognized as part of the allowance for credit losses on available-for-sale securities.

Fair Value of Financial Instruments

Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Notes to the Condensed Consolidated Financial Statements

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

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values, due to their short-term nature.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

3.
Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of June 30, 2022 and December 31, 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Notes to the Condensed Consolidated Financial Statements

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$94,318	$—	$—	$94,318
U.S. treasury securities	—	5,987	—	5,987
U.S. government agency securities	—	99,802	—	99,802
Total assets measured at fair value	$94,318	$105,789	$—	$200,107

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$111,221	$—	$—	$111,221
Total assets measured at fair value	$111,221	$—	$—	$111,221

The Company's money market funds are classified as Level 1 because they are measured using observable inputs from active markets for identical assets.

The Company's U.S. treasury securities and U.S. government agency securities are classified as Level 2 because they are measured with inputs that are either directly or indirectly observable for the asset which include quoted prices for similar assets in active markets and quoted prices for identical or similar assets in markets that are not active.

There were no assets or liabilities classified as Level 3 as of June 30, 2022 and December 31, 2021.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and unrealized gains and losses (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$94,318	$—	$—	$94,318
U.S. government agency securities	99,820	—	(18)	99,802
Total cash equivalents	194,138	—	(18)	194,120

Short-term investments
U.S. treasury securities	5,990	—	(3)	5,987
Total short-term investments	$5,990	$—	$(3)	$5,987

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$111,221	$—	$—	$111,221
Total cash equivalents	$111,221	$—	$—	$111,221

The following table summarizes the maturities of our available-for-sale securities as of June 30, 2022 (in thousands):

	Amortized Cost	Fair Value
Mature in one year or less	$200,128	$200,107
Total	$200,128	$200,107

The following table presents the breakdown of the Company's available-for-sale securities with gross unrealized losses and the duration that those losses had been unrealized as June 30, 2022 (in thousands):

Notes to the Condensed Consolidated Financial Statements

	June 30, 2022
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial assets:
U.S. government agency securities	$99,802	$(18)	$—	$—	$99,802	$(18)
U.S. treasury securities	5,987	(3)	—	—	5,987	(3)
Total financial assets	$105,789	$(21)	$—	$—	$105,789	$(21)

The Company did not have available-for-sale securities with gross unrealized losses as of December 31, 2021.

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2022 and December 31, 2021, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments, as it believes that such losses would be immaterial based on the nature of such securities being U.S. treasury securities.

4.
Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid insurance	$3,339	$2,099
Prepaid research and development expenses	3,461	1,945
Other prepaid expenses and other assets	839	1,015
Total prepaid expenses and other current assets	$7,639	$5,059

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Furniture and fixtures	$78	$78
Leasehold improvements	32	15
Other	4	—
Property and equipment, gross	114	93
Less: accumulated depreciation	(47)	(36)
Property and equipment, net	$67	$57

Depreciation expense for each of the three and six months ended June 30, 2022 and 2021 was immaterial.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll related expenses	$2,788	$3,308
Accrued research and development expenses	6,933	2,565
Accrued professional service expenses	2,051	732
Other	161	104
Total accrued expenses and other current liabilities	$11,933	$6,709

Notes to the Condensed Consolidated Financial Statements

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. Additionally, the Company made a milestone payment of $2.5 million, which was recorded as research and development expenses due to the nature of the license agreement and the milestone event relating to the first dosing of a patient in a first clinical trial of a product containing pimasertib, in the second quarter of 2022. The Company may also be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

Notes to the Condensed Consolidated Financial Statements

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses in 2019. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No other milestones, except as discussed above, were achieved and due as of June 30, 2022.

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

6.
Commitments and Contingencies

Leases

The Company entered into a lease agreement for its corporate office facility in South San Francisco, California in March 2020, which expires in January 2023. Such agreement was determined to be a lease since the right to control the use of the identified asset was conveyed to the Company for a period of time in exchange for consideration. The Company can extend the lease term for additional three years at market rates upon the notice of extension. The Company is obligated to pay monthly rent expense and its pro rata share of utilities, common area maintenance expenses and property taxes. The landlord also provided an allowance of $10,000 for any tenant improvements. The Company concluded that it is an operating lease. Common area expenses are a non-lease component and a variable consideration and included in operating expenses as incurred. The extension period has not been included in the determination of the Right of Use, or ROU, asset or the lease liability for operating leases as the Company concluded that it is not reasonably certain that it would exercise this option.

In April 2022, the Company entered into a lease agreement for approximately 12,000 square feet of general use office space in Brisbane, California. Such agreement was determined to be a lease since the right to control the use of the identified asset was conveyed to the Company for a period of time in exchange for consideration. The term of the lease is for 31 months and commenced in May 2022. There is no option to extend the lease term nor is there an option to terminate the lease term prior to its expiration. The Company is obligated to pay monthly rent expense and its pro rata share of the landlord's operating expenses which include utilities, common area maintenance expenses, and property taxes. Such expenses are a non-lease component and a variable consideration and included in the Company's operating expenses as incurred. The Company

Notes to the Condensed Consolidated Financial Statements

concluded that this lease is also an operating lease. The total payments for base rent over the term of the lease is approximately $1.1 million. Additionally, the Company paid a security deposit of approximately $40,000.

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of June 30, 2022, the weighted-average remaining lease term and weighted-average discount rate were 2.2 years and 8.9%, respectively.

The Company’s leases do not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $148,000 and $44,000 for the three months ended June 30, 2022 and 2021, respectively, and was $195,000 and $88,000 for the six months ended June 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $143,000 and $102,000 for the six months ended June 30, 2022 and 2021, respectively. Variable payments expensed during the three and six months ended June 30, 2022 and 2021 were immaterial.

As of June 30, 2022, the future lease obligations were as follows (in thousands):

For the Years Ending December 31,	June 30, 2022
Remaining in 2022	$255
2023	476
2024	424
Total future minimum lease payments	1,155
Less: Imputed interest	111
Present value of operating lease liabilities	1,044
Less: current portion of operating lease liabilities	427
Operating lease liabilities	$617

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, with the exception of one vendor with a potential termination fee if a purchase order is cancelled within a specified time, and another vendor where labor costs are non-cancellable after the approval of the project plan. As of June 30, 2022 and December 31, 2021, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into the license agreements, as disclosed in Note 5, pursuant to which the Company is required to pay milestones contingent upon meeting of specific events. The first milestone related to the Viracta License Agreement was achieved and recorded to research and development expense during the year ended December 31, 2021. The second milestone related to the MRKDG License Agreement was achieved and recorded to research and development during the six months ended June 30, 2022. The Company may be required to pay royalties on sales of products developed under these agreements. All products are in development as of June 30, 2022 and December 31, 2021, and no such royalties were due.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company is not subject to any material legal proceedings, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company

Notes to the Condensed Consolidated Financial Statements

may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims, to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of June 30, 2022 and December 31, 2021.

7.
Redeemable Convertible Preferred Shares

On June 1, 2021, the Company completed its IPO, selling an aggregate of 11,500,000 shares of common stock. All outstanding redeemable convertible preferred shares were converted into 32,489,398 shares of common stock upon the completion of the IPO. As of June 30, 2022, the Company did not have any outstanding shares of redeemable convertible preferred shares.

In February 2021, the Company issued 9,638,141 Series B redeemable convertible preferred shares at a price of $13.488 per share for gross cash proceeds of $130.0 million. The Company incurred issuance costs of $243,000.

8.
Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value $0.0001. As of June 30, 2022, 73,461,100 shares of common stock were issued and outstanding.

In November 2018, the Company entered into common shares purchase agreements with two founders of the Company. The individuals purchased a total of 2,790,000 common shares for a total purchase price of $300. Shares vested monthly for two and four years, respectively. Vesting for a certain number of shares was accelerated upon the Company’s closing of its Series A redeemable convertible preferred share financing. The Company also has an option for a period of ninety days after the individual’s employment is terminated either voluntarily or involuntarily to repurchase the unvested common shares at a price that is the lower of the original price per share paid by the founder for such stock or the fair value as of the date of such repurchase. The founders’ shares were converted to common stock in the Conversion. As of June 30, 2022, all founders’ common stock were vested.

At-The-Market Offering

In June 2022, the Company entered into an equity distribution agreement with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of the Company’s common stock for an aggregate offering price of up to $150.0 million under an at-the-market offering program, or the 2022 ATM. During the three months ended June 30, 2022, the Company did not make any sales under the 2022 ATM.

June 2022 Follow-On Offering

In June 2022, the Company completed a follow-on offering and issued and sold 11,500,000 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 1,500,000 shares of common stock) at a price to the public of $15.00 per share for net proceeds of approximately $161.6 million, after deducting underwriting discounts, commissions, and offering costs.

The Company has reserved shares of common stock for future issuances as follows:

June 30, 2022
Common stock options issued and outstanding	7,525,836
Common stock available for future grants	1,270,452
Common stock available for ESPP	1,149,998
Restricted stock units issued and outstanding	430,850
Total	10,377,136

Notes to the Condensed Consolidated Financial Statements

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

The fair value of the incentive shares was estimated using an option pricing model with the following assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Common share fair value	$8.89	$6.36 - $8.89
Participating threshold	$7.51	$6.36 - $7.51
Risk free rate	0.14%	0.14%
Volatility	72.90%	72.90%
Time to liquidity (in years)	0.20 - 1.80	0.20 - 1.80
Grant date fair value	$4.24	$4.24 - $4.52

During the Conversion, the Company converted all incentive shares to vested and unvested shares of common stock. As such, there was no incentive shares activity for the three and six months ended June 30, 2022.

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

2021 Equity Incentive Plan

The following table provides a summary of the unvested common stock awards activity during the six months ended June 30, 2022.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2021	3,753,862	$16.00
Vested	(905,402)	$16.00
Forfeiture	(40,363)	$16.00
Unvested common stock as of June 30, 2022	2,808,097	$16.00

Notes to the Condensed Consolidated Financial Statements

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

The following table provides a summary of stock option activity under the 2021 Plan during the six months ended June 30, 2022.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,071,896	$16.90
Granted	2,540,780	$13.93
Forfeiture	(86,840)	$17.64
Outstanding at June 30, 2022	7,525,836	$15.89	9.2	$18,367
Exercisable at June 30, 2022	1,448,186	$15.91	9.0	$2,985

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The total fair value of options that vested during the six months ended June 30, 2022 was $10.1 million. The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 was $8.36 per share.

Unamortized stock-based compensation for stock options as of June 30, 2022 was $53.1 million, which is expected to be recognized over a weighted-average period of 3.1 years.

The following table provides a summary of restricted stock units activity under the 2021 Plan during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2021	96,890	$22.93
Granted	368,145	$13.69
Vested	(28,175)	$14.26
Forfeiture	(6,010)	$20.00
Unvested restricted stock units at June 30, 2022	430,850	$15.64

Notes to the Condensed Consolidated Financial Statements

Restricted stock units vest quarterly over four years with a one-year cliff from the grant date. Unamortized stock-based compensation for restricted stock units as of June 30, 2022 was $6.1 million, which is expected to be recognized over a weighted-average period of 3.5 years.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted, and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share) and (b) an amount determined by the board of directors. 72,524 shares have been issued under the ESPP as of June 30, 2022. The Company recognized $0.3 million compensation expense related to the ESPP plan for the three and six months ending June 30, 2022.

The fair value of our common stock to be issued under the ESPP is estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	0.50	—	0.50	—
Expected volatility	58.49%	—	58.49%	—
Risk-free interest rate	1.54%	—	1.54%	—
Expected dividend yield	—	—	—	—

Share/Stock-based compensation

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options awards granted with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.27 - 6.33	5.28 - 5.90	5.27 - 6.33	5.28 - 5.90
Expected volatility	65.30% - 69.43%	64.91% - 66.51%	65.20% - 69.43%	64.91% - 66.51%
Risk-free interest rate	1.73% - 3.38%	0.86% - 1.00%	1.47% - 3.38%	0.86% - 1.00%
Expected dividend yield	—	—	—	—

Notes to the Condensed Consolidated Financial Statements

Performance Awards

In June 2022, the Company granted performance awards consisting of performance stock options, or PSOs, and performance stock units, or PSUs, pursuant to the 2021 Equity Incentive Plan. Each performance award is earned through the achievement of a performance-based metric over a defined performance period determined by the compensation committee of the Company's board of directors. The estimated fair value of the equity awards that contain performance conditions is expensed over the term of the award once the Company has determined that it is probable that the performance conditions will be satisfied. During the three and six months ended June 30, 2022, the Company granted 152,550 PSOs with a weighted-average grant date fair value of $7.89 per share and 99,250 PSUs with a weighted-average grant date fair value of $15.25 per share. The total fair values of PSOs and PSUs granted were $1.2 million and $1.5 million, respectively. As of June 30, 2022, no PSOs or PSUs had vested since the achievement of the performance-based metrics of the performance awards was not deemed probable.

The Company used the Black-Scholes option pricing model to estimate the fair value of the PSO awards granted with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	2.96 - 3.71	—	2.96 - 3.71	—
Expected volatility	72.13% - 72.36%	—	72.13% - 72.36%	—
Risk-free interest rate	3.37%	—	3.37%	—
Expected dividend yield	—	—	—	—

Share/stock-based compensation expense recorded in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$2,075	$713	$4,222	$832
General and administrative expense	3,556	1,824	7,611	2,243
Total share-based compensation expense	$5,631	$2,537	$11,833	$3,075

As of June 30, 2022, there was $70.0 million of unrecognized compensation cost related to unvested restricted stock, unvested restricted stock units, unvested stock options, and shares subject to purchase under the ESPP that is expected to be recognized over a weighted-average period of approximately 2.9 years.

As of June 30, 2022, there was $2.7 million of unrecognized compensation cost related to unvested PSOs and PSUs. The Company will recognize the PSO and PSU expense through the expected vesting dates when the achievement of the performance-based metrics is probable. As of June 30, 2022, the achievement of the performance-based metrics of the PSOs and PSUs were not deemed probable.

10.
Net Loss Per Share

Basic and diluted net loss per share attributable to common shareholders/stockholders after the Conversion is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(36,530)	$(15,473)	$(64,277)	$(31,575)
Net loss attributable to redeemable convertible noncontrolling interests	—	(1,191)	—	(2,109)
Exchange of redeemable noncontrolling interest shares – deemed dividend	—	(99,994)		(99,994)
Net loss attributable to common stockholders/members	(36,530)	(114,276)	(64,277)	(129,460)
Net loss per share, basic and diluted	$(0.60)	$(5.04)	$(1.08)	$(10.81)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	60,760,527	22,661,889	59,586,529	11,976,577

Notes to the Condensed Consolidated Financial Statements

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of June 30,
	2022	2021
Stock options	7,525,836	4,418,874
Unvested common shares	2,808,097	4,683,116
Restricted stock units	430,850	—
Performance stock units	99,250	—
Performance stock options	152,550	—
Shares committed under ESPP	42,094	—
Total	11,058,677	9,101,990

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

On May 26, 2021, pursuant to the terms of the Millennium Stock Exchange Agreement, Takeda exchanged 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1 for 6,470,382 shares of common stock of the Company. Prior to the Exchange, the Company accounted for the redeemable noncontrolling interest as discussed in the paragraph above and allocated $1.2 million and $2.1 million of net losses for the period from April 1 to May 26, 2021 and from January 1 to May 26, 2021, respectively, to Takeda. The Exchange resulted in DOT-1 becoming a wholly owned subsidiary of the Company and was recorded for accounting purposes as an extinguishment of the redeemable noncontrolling interest. As such, the Company also recognized an extinguishment loss of $100.0 million to additional paid-in-capital, which was calculated as a difference between the fair value of common stock issued to Takeda in the conversion and the carrying value of redeemable noncontrolling interest at the conversion date. The all-stock exchange was treated as a deemed dividend in the calculation of net loss attributable to common stockholders/members and net loss and per share.

12.
Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For the three and six months ended June 30, 2022, the Company made matching contributions of $0.3 million and $0.5 million, respectively. The Company did not make matching contributions in the periods of the prior year.

13.
Subsequent Event

In July 2022, the Company entered into an agreement to develop and seek regulatory approval of a companion diagnostic for tovorafenib (DAY101) in pLGG with BRAF fusions or BRAF V600 in the United States and the European Union markets. The agreement contains non-refundable, non-creditable development, regulatory submissions and approvals milestone payments totaling up to $15.0 million payable to the vendor upon the successful completion of such milestones.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes, our interim condensed consolidated financial statements and related notes, and other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2021, or our Annual Report and this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” in this this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for patients of all ages with life threatening diseases. Initially, we have focused our clinical development efforts on pediatric patients living with cancer, a vulnerable population that has been underserved in the recent revolution in targeted therapeutics and immuno-oncology. Our lead product candidate, tovorafenib (DAY101), is an oral, brain-penetrant, highly-selective type II pan-rapidly accelerated fibrosarcoma, or pan-RAF, kinase inhibitor. Tovorafenib (DAY101) has been studied in over 325 patients and has been shown to be generally well-tolerated as a monotherapy. Tovorafenib (DAY101) has demonstrated encouraging anti-tumor activity in pediatric and adult populations with specific genetic alterations that result in the over-activation of the RAS/mitogen-activated protein kinase, or MAPK, pathway leading to uncontrolled cell growth. We have initiated and enrolled a pivotal Phase 2 trial (FIREFLY-1) of tovorafenib (DAY101) for pediatric patients with relapsed or progressive low-grade glioma, or pLGG, the most common brain tumor diagnosed in children, for which there are no approved therapies and no standard of care for the majority of patients. The first patient was dosed in FIREFLY-1 in May 2021 and we completed enrollment in the registrational arm in May 2022. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients now that the primary cohort has completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib (DAY101) in patients aged 6 months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion. Tovorafenib (DAY101) has been granted Breakthrough Therapy designation by the FDA for the treatment of pLGG based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in pLGG patients. We received Orphan Drug designation for the treatment of malignant melanoma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted Rare Pediatric Disease designation to tovorafenib (DAY101) for treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration in July 2021.

Initial data from the pivotal FIREFLY-1 trial in June 2022 demonstrated an overall response rate, or ORR, of 64% in the first 22 Response Assessment for Neuro-Oncology evaluable patients, comprising 14 partial responses, or PR (13 confirmed partial responses and 1 unconfirmed partial response, or uPR). We observed an additional 6 patients with stable disease, or SD, resulting in a clinical benefit rate of 91% (PR/uPR+ SD). We believe tumor reduction or stabilization is clinically meaningful for pLGG patients, as both are perceived as beneficial given the lack of approved therapies. We anticipate presenting additional study results from FIREFLY-1 at an upcoming medical conference in the second half of 2022, reporting topline data from this pivotal trial in the first quarter of 2023, and, if the data are supportive, we expect to submit a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, in the first half of 2023.

Our second product candidate, pimasertib, is an oral, highly-selective small molecule inhibitor of mitogen-activated protein kinase kinases 1 and 2, or MEK, a well-characterized key signaling node in the MAPK pathway. We initiated FIRELIGHT-1, a Phase 1b/2 trial, in March 2022 to study the combination of tovorafenib (DAY101) and pimasertib in patients 12 years and older with various MAPK-altered solid tumors, and dosed the first patients in May 2022. We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive worldwide rights to tovorafenib (DAY101) and to pimasertib for all therapeutic areas subject to certain milestone and royalty payments.

The following table summarizes our product candidate pipeline.

Our Pipeline

Product Candidate	Indication	Preclinical	Phase 1	Phase 2	Phase 3	Recent & Anticipated Milestones
Tovorafenib (DAY101) Type II Pan-RAF Inhibitor	Relapsed pLGG	FIREFLY-1[1] (pivotal) → through Phase 2				**Pivotal cohort enrollment complete:** May 2022 **Initial data presented:** June 2022 **Topline data expected:** Q1 2023
	Frontline pLGG	FIREFLY-2 (pivotal) → through Phase 3				**Trial Initiation:** June 2022 **First patient dosing expected:** Q3 2022
	RAF-altered solid tumors[2] (monotherapy)	FIRELIGHT-1* → through Phase 1				**First patient dosed:** November 2021
Pimasertib MEK 1/2 Inhibitor	MAPK-altered solid tumors[3] (Combo w/tovorafenib)	FIRELIGHT-1* → into Phase 1				**First patient dosed:** May 2022

Tovorafenib:

- ✓ FDA Breakthrough Therapy Designation for relapsed pLGG
- ✓ FDA Rare Pediatric Disease Designation (PRV Eligible) for pLGG
- ✓ FDA Orphan Drug Designation for gliomas
- ✓ EC Orphan Designation for gliomas

*Includes patients ≥12 years of age. [1] FIREFLY-1 Arm 1 expected to support registration. [2] DAY101 adult monotherapy Phase 1 dose escalation and expansion trial previously completed. [3] Pimasertib Phase 1 dose escalation and expansion trial previously completed. pLGG, pediatric low-grade glioma. Tovorafenib and Pimasertib are investigational products. Safety and efficacy have not been established by any health authority.

Day One Biopharmaceuticals
6

Since our inception in November 2018, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and building our pipeline; organizing and staffing our company; business planning; establishing and maintaining our intellectual property portfolio; establishing arrangements with third parties for the manufacture of our product candidates; raising capital; preparing for commercial launch; and providing general and administrative support for these operations. We do not have any products approved for commercial sale and have not generated any revenues from product sales or any other source and have incurred net losses since commencement of our operations. For the three months ended June 30, 2022 and 2021, we reported a net loss of $36.5 million and $15.5 million, respectively. For the six months ended June 30, 2022 and 2021, we reported a net loss of $64.3 million and $31.6 million, respectively. We had an accumulated deficit of $191.8 million as of June 30, 2022. We expect a significant increase in expenses and substantial losses for the foreseeable future as we continue our development of, and seek regulatory approvals for our product candidates, commercialize any approved products, and seek to expand our product pipeline and invest in our organization. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses that we did not incur as a private company.

To date, we have funded our operations through the sale of our redeemable convertible preferred shares, convertible notes and common stock in our initial public offering and subsequent public offering.

Cash and cash equivalents totaled $388.9 million as of June 30, 2022. Based on our current operating plan, management believes we have sufficient capital resources to fund anticipated operations into 2025. Because of the numerous risks and uncertainties associated with product development, we may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

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

Under the Viracta License Agreement, we paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses for the year ended December 31, 2019. We made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expenses when the milestone was achieved in April 2021. We are also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones. The total amount of consideration for the assets and the license acquired related to the Takeda Asset Agreement and Viracta License Agreement of $12.9 million was recorded as research and development expenses in the consolidated statements of operations and comprehensive loss in December 2019.

License agreement with Merck KGaA, Darmstadt, Germany

On February 10, 2021, DOT Therapeutics-2, Inc., or DOT-2, our subsidiary, entered into a license agreement, or the MRKDG License Agreement, with Merck KGaA, Darmstadt, Germany, a pharmaceutical corporation located in Darmstadt, Germany. Under the MRKDG License Agreement, Merck KGaA, Darmstadt, Germany as licensor granted to DOT-2, an exclusive worldwide license, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for us to research, develop, manufacture and commercialize products containing and comprising the pimasertib and MSC2015103B compounds. Our exclusive license grant is subject to a non-exclusive license granted by Merck KGaA, Darmstadt, Germany’s affiliate to a cancer research organization and Merck KGaA, Darmstadt, Germany retains the right to conduct, directly or indirectly, certain ongoing clinical studies relating to pimasertib. In consideration for the rights granted under the MRKDG License Agreement, we made an upfront payment of $8.0 million to the licensor, which was recorded as research and development expenses. Additionally, we made a milestone payment of $2.5 million, which was recorded as research and development expenses, in the second quarter of 2022 related to the first dosing of a patient in a first clinical trial of a product containing pimasertib. We may also be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

Exchange of redeemable noncontrolling interest shares – deemed dividend

For the three months ended June 30, 2021, as a result of an exchange of shares by Takeda, we recognized an extinguishment loss of approximately $100.0 million to additional paid-in-capital, which was calculated as a difference between the fair value of common stock issued to Takeda in the conversion and the carrying value of redeemable noncontrolling interest at the conversion date. The all-stock, non-cash exchange was treated as a deemed dividend in the calculation of net loss attributable to common stockholders and net loss per share.

Results of operations

Comparison of three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (unaudited):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Operating Expenses:
Research and development	$22,560	$9,914	$12,646	127.6%
General and administrative	14,159	5,525	8,634	156.3%
Total operating expenses	36,719	15,439	21,280	137.8%
Loss from operations	(36,719)	(15,439)	(21,280)	137.8%
Interest income (expense), net	189	(7)	196	-2800.0%
Other expense, net	—	(27)	27	*
Net loss	(36,530)	(15,473)	(21,057)	136.1%
Net loss attributable to redeemable convertible noncontrolling interests	—	(1,191)	1,191	*
Exchange of redeemable noncontrolling interest shares – deemed dividend	—	(99,994)	99,994	*
Net loss attributable to common stockholders/members	$(36,530)	$(114,276)	$77,746	-68.0%

* Percentage not meaningful

Research and development expenses

Research and development expenses for the three months ended June 30, 2022 were $22.6 million, compared to $9.9 million for the three months ended June 30, 2021. In the three months ended June 30, 2022 as compared to June 30, 2021, third-party expenses increased by $7.9 million, due primarily to an increase in clinical trial, manufacturing, and other product development expenses and personnel related expenses increased by $5.3 million resulting from additional headcount and stock-based compensation. Milestone payments decreased by approximately $0.5 million given two separate payments: the first was $3.0 million paid to Viracta for the three months ended June 30, 2021 and the second was $2.5 million paid to Merck KGaA for the same period in 2022.

The following table summarizes our external and internal research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$11,923	$4,730
Milestone payment related to the MRKDG License Agreement	2,500	—
Milestone payment related to the Viracta License Agreement	—	3,000
Other research and development costs, including laboratory materials and supplies	984	(23)
Internal costs:
Employee related expenses	7,153	2,207
Total research and development expenses	$22,560	$9,914

(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib (DAY 101) program and the pimasertib program were $10.5 million and $1.5 million for three months ended June 30, 2022.

General and administrative expenses

General and administrative expenses increased $8.7 million, from $5.5 million for the three months ended June 30, 2021 to $14.2 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to $4.0 million in employee compensation costs driven by headcount growth, approximately $4.4 million in legal, insurance, and professional services driven by operational support and the cost of operating as a public company, and $0.3 million in facilities costs and other expenses.

Comparison of six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (unaudited):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Operating Expenses:
Research and development	$37,563	$22,547	$15,016	66.6%
General and administrative	26,904	8,990	17,914	199.3%
Total operating expenses	64,467	31,537	32,930	104.4%
Loss from operations	(64,467)	(31,537)	(32,930)	104.4%
Interest income (expense), net	191	(14)	205	-1464.3%
Other expense, net	(1)	(24)	23	-95.8%
Net loss	(64,277)	(31,575)	(32,702)	103.6%
Net loss attributable to redeemable convertible noncontrolling interests	—	(2,109)	2,109	*
Exchange of redeemable noncontrolling interest shares – deemed dividend	—	(99,994)	99,994	*
Net Loss attributable to common stockholders/members	$(64,277)	$(129,460)	$65,183	-50.3%

* Percentage not meaningful

Research and development expenses

Research and development expenses for the six months ended June 30, 2022 were $37.6 million, compared to $22.5 million for the six months ended June 30, 2021. In the six months ended June 30, 2022 as compared to June 30, 2021, third-party expenses increased by $13.1 million, due primarily to an increase in clinical trial, manufacturing, and other product development expenses and personnel related expenses increased by $10.4 million resulting from additional headcount and stock-based compensation. Milestone payments decreased by approximately $8.5 million given the separate payments of $11.0 million paid to Viracta and Merck KGaA for the six months ended June 30, 2021 and $2.5 million paid to Merck KGaA for the same period in 2022.

The following table summarizes our external and internal research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$20,169	$8,165
Milestone payment related to the MRKDG License Agreement	2,500	—
Research and development related to the MRKDG License Agreement	—	8,000
Milestone payment related to the Viracta License Agreement	—	3,000
Other research and development costs, including laboratory materials and supplies	1,573	19
Internal costs:
Employee related expenses	13,321	3,363
Total research and development expenses	$37,563	$22,547

(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib (DAY 101) program and the pimasertib program were $17.7 million and $2.6 million for six months ended June 30, 2022.

General and administrative expenses

General and administrative expenses increased $17.9 million, from $9.0 million for the six months ended June 30, 2021 to $26.9 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to $9.9 million in employee compensation costs driven by headcount growth, approximately $7.6 million in legal, insurance, and professional services driven by operational support and the cost of operating as a public company, and $0.4 million in facilities costs and other expenses.

Liquidity and capital resources

In June 2022, we entered into an equity distribution agreement with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock having an aggregate offering price of up to $150.0 million from time to time, or the 2022 ATM. The issuance and sale of these shares by us pursuant to the 2022 ATM were deemed an “at-the-market” offering under the Securities Act. During the six months ended June 30, 2022, we did not sell any shares of our common stock under the 2022 ATM.

In June 2022, we completed a follow-on offering and issued and sold 11,500,000 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 1,500,000 shares of common stock) at a price to the public of $15.00 per share for net proceeds of approximately $161.6 million, after deducting underwriting discounts, commissions, and offering costs.

In June 2021, we completed our IPO and sold an aggregate of 11,500,000 shares of common stock at a price to the public of $16.00 per share, which included 1,500,000 shares issued upon the full exercise by the underwriters in May 2021 of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of $167.0 million, after deducting underwriting discounts, commissions, and offering costs of $17.0 million. Prior to our IPO, we had funded our operations through the sale of our redeemable convertible preferred shares and convertible notes. We had previously raised approximately $192.0 million in gross proceeds from the sale and issuance of our Series A and Series B redeemable convertible preferred shares and convertible notes.

As of June 30, 2022, we had an accumulated deficit of $191.8 million and $388.9 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to satisfy our cash requirements over the next 12 months and into 2025.

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

Leases

We have operating lease obligations for office spaces. As of June 30, 2022, the Company had fixed lease payment obligations of approximately $0.5 million payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and may have termination fees and non-cancellable commitments. As of June 30, 2022, there were no amounts accrued related to termination and cancellation charges as these are not probable, and our non-cancelable obligations under these agreements were not material.

License Agreements

We have entered into licensing agreements, which require us to pay milestones contingent upon meeting of specific events. We made a milestone payment of $2.5 million in the second quarter of 2022 related to the first dosing of a patient in a first clinical trial of a product containing pimasertib. We are required to pay royalties on sales of products developed under these agreements. All our products are in development as of June 30, 2022 and no such royalties are due. As of June 30, 2022, we do not have any contingent payment obligations since the amount, timing and likelihood of such payments are not known.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(51,350)	$(23,149)
Net cash used in investing activities	(6,012)	(8,000)
Net cash provided by financing activities	161,930	297,417
Net (decrease) increase in cash and cash equivalents	$104,568	$266,268

Operating activities

Net cash used in operating activities for the six months ended June 30, 2022 was $51.4 million, consisting of our net loss of $64.3 million, net increase of approximately $0.9 million in net operating assets and liabilities and by non-cash charges of $12.0 million, which is comprised of stock-based compensation expense of $11.8 million. Changes in operating assets and liabilities were primarily related to an increase in accrued expenses and other current liabilities of $5.2 million. This was partially offset by an increase to prepaid expenses and other assets of $2.6 million, a decrease to accounts payable of $1.3 million, an increase to deposits and other long-term assets of $0.3 million, and an increase to operating lease liabilities of $0.1 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $23.1 million, consisting of our net loss of $31.6 million, net decrease of $2.7 million in net operating assets and liabilities, partially offset by non-cash charges of $11.2 million. Changes in operating assets and liabilities were primarily related to an increase in prepaid expenses and other current assets of $4.7 million, which includes $3.0 million prepayment of the Viracta license milestone, partially offset by an increase in accrued expenses and other current liabilities of $2.6 million. Our non-cash charges primarily consisted of $3.1 million in share-based compensation expense. We also paid $8.0 million related to the MRKDG License Agreement, which was recognized as research and development expenses and presented in investing activities in our condensed consolidated statements of cash flows.

Investing activities

For the six months ended June 30, 2022, we had $6.0 million in cash used in investing activities that was related to the purchase of short-term investments and property and equipment expenditures.

Net cash used in investing activities for the six months ended June 30, 2021 was $8.0 million, attributable to the milestone payment under the MRKDG License Agreement.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $162.0 million, primarily attributable to the net proceeds from the issuance of common stock in connection with our follow-on offering of common stock. Additionally, there was $0.3 million of net cash provided by financing activities related to proceeds from the issuance of common stock upon purchases made under our 2021 Employee Stock Purchase Plan.

Net cash provided by financing activities for the six months ended June 30, 2021 was $297.4 million, attributable to $167.7 million related to the net proceeds from the issuance of common stock in connection with the IPO, and $129.8 million related to the net proceeds from the sale and issuance of Series B redeemable convertible preferred shares.

Funding requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities.

We believe our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be imprecise, and we could use our available capital resources sooner than we currently expect.

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

Critical accounting policies and use of estimates

Our critical accounting policies are disclosed in our audited consolidated financial statements for the year ended December 31, 2021, and the related notes, included in our Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Our business is subject to several risks and uncertainties, including those immediately following this summary. Some of these risks are:

•
We have a limited operating history, have not completed any clinical trials beyond Phase 1 and enrollment of Phase 2, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
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

Risks related to our financial position and need for additional capital

We have a limited operating history, have not completed any clinical trials beyond Phase 1 and enrollment of a Phase 2, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our redeemable convertible preferred shares, our convertible notes and the completion of our IPO. For the six months ended June 30, 2022 and 2021, we reported a net loss of $64.3 million and $31.6 million, respectively. We had an accumulated deficit of $191.8 million as of June 30, 2022. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib (DAY101) and pimasertib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidate and other product candidates, including our ongoing pivotal Phase 2 clinical trial for tovorafenib (DAY101) (FIREFLY-1), our planned Phase 3 clinical trial of tovorafenib (DAY101) as a potential frontline therapy in pLGG, our planned Phase 2 clinical trial of tovorafenib (DAY101) in adult RAS/RAF-altered solid tumors and our Phase 1b/2 trial for tovorafenib (DAY101) and pimasertib, and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In addition, if we obtain marketing approval for tovorafenib (DAY101), pimasertib, or another product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of tovorafenib (DAY101), pimasertib, or such other product candidate, respectively. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

•
addressing any delays in our ongoing and planned clinical trials resulting from factors related to any major natural disaster or significant political event, including the COVID-19 pandemic and the war in Ukraine;
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
•
complete a successful pivotal Phase 3 trial with tovorafenib (DAY101) that achieves a competitive, clinically meaningful and generally well-tolerated target product profile in front-line pLGG;
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
•
establish licenses, collaborations or strategic partnerships that allow for the commercialization of our product candidates and/or may increase the value of our programs;
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
•
achieve market acceptance of tovorafenib (DAY101) or pimasertib and our other successful product candidates, if any, with patients, the medical community and third-party payors, both in the United States and internationally; and
•
attract, hire and retain qualified personnel.

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

Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. Our ability to raise capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, inflation, changes in interest rates, geopolitical instability, including the war in Ukraine, or otherwise.

We had $388.9 million in cash and cash equivalents as of June 30, 2022. We believe that our existing cash, and cash equivalents, will enable us to fund our operating expenses, and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. In June 2022, we entered into an equity distribution agreement with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $150.0 million under an at-the-market offering program, or 2022 ATM. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to our 2022 ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, inflation, changes in interest rates, geopolitical instability, including the war in Ukraine, or otherwise.

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

In addition, the results of preclinical studies and earlier clinical trials may not be predictive of the results of later-stage preclinical studies or clinical trials. We have limited clinical data for our product candidates. Product candidates in later stages of clinical trials may fail to show similar or desired safety and efficacy traits despite having progressed through preclinical and earlier stage clinical trials.

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
•
changes in the competitive landscape preventing marketing authorization in one or several subsets studied in our programs, including in relapsed or front-line pLGG;
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

We may not be able to initiate or continue our ongoing or planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In our tovorafenib (DAY101) program, we utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. We cannot be certain (i) how many patients will have the requisite alterations for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for regulatory approval or (iii) whether each specific BRAF mutation targeted will be included in the approved drug labeling. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates. The conditions for which we currently plan to evaluate our product candidates are orphan or rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. In addition, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as our clinical product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Further, if any of our competitors receive FDA approval for a product, it may limit our ability to enroll patients in our clinical trials if they decide to seek treatment with an approved product. For example, Novartis recently received approval for dabrafenib in combination with trametinib, which could in the future limit our ability to enroll patients in clinical trials for tovorafenib (DAY101). Patient enrollment is also affected by other factors, including:

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

We expect to face competition from existing products and products in development for each of our programs. Drug discovery efforts focused on V600 mutations have led to clinical success in some cancers. Three BRAF inhibitors have been approved by the FDA for the treatment of tumors containing V600E or V600K mutations. These first-generation BRAF inhibitors, known more generally as Type I RAF inhibitors, are vemurafenib, marketed as Zelboraf® by Genentech; dabrafenib, marketed as Tafinlar® by Novartis; and encorafenib, marketed as Braftovi® by Pfizer. Dabrafenib, in combination with trametinib, is being evaluated in a Novartis-sponsored randomized Phase 2 clinical trial in newly-diagnosed patients with BRAF V600 mutant pLGG. Novartis has announced their plans to file a Supplemental New Drug Application, or sNDA, based on data of this trial in early 2023. Additionally, in June 2022, the combination of dabrafenib and trametinib was granted accelerated approval by the FDA for the treatment of adult and pediatric patients six years and older with unresectable or metastatic solid tumors harboring mutations in BRAF V600E following progression on previous treatment who have no satisfactory alternative treatment options. This includes BRAF V600E pLGG, a subset (10%-20%) of the greater RAF-altered pLGG clinical scope of the tovorafenib development program.

Four MEK inhibitors have been approved by the FDA. Three have been approved for the treatment of tumors containing BRAF V600E or V600K mutations, including cobimetinib, marketed as Cotellic® by Genentech; trametinib, marketed as Mekinist® by Novartis; and binimetinib, marketed as Mektovi® by Pfizer. A fourth MEK inhibitor—selumetinib, marketed as Koselugo® by AstraZeneca—has been approved for the treatment of pediatric patients, two years of age and older, with neurofibromatosis type 1, or NF1, who have symptomatic, inoperable plexiform neurofibromas.

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

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. For example, if successful, we believe that the pivotal Phase 2 clinical trial of tovorafenib (DAY101) may be sufficient to support FDA approval of an NDA for tovorafenib (DAY101), but the FDA may disagree with the sufficiency of our data and require additional clinical trials. Additionally, depending upon the results of the Phase 2 clinical trial of tovorafenib (DAY101), we may receive accelerated approval for tovorafenib (DAY101), which would require additional data and potentially a confirmatory trial to validate the clinical benefit of the drug. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of tovorafenib (DAY101) or pimasertib or any other product candidate may not be predictive of the results of our later-stage clinical trials. Additionally, we have become aware of competitor clinical trials in front-line pLGG and we believe the FDA and other regulators may consider the design and results of these trials when evaluating our front-line program. For example, while we may believe certain results in patients, such as stable disease, suggest encouraging clinical activity, stable disease is not considered a response for regulatory purposes in an endpoint assessing overall response rate, or ORR.

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
•
determines that ORR as the primary endpoint, complemented by key secondary endpoints, are insufficient to reliably define clinical benefit;
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

We had 94 full-time employees as of June 30, 2022. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Our current operations are primarily located in the San Francisco Bay Area. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather conditions, medical epidemic or pandemic, power shortage, telecommunication failure or other natural or man-made accident or incident that results in our being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations, and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Although no third party has asserted a claim of patent infringement against us as of June 30, 2022, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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
•
changes in general market and economic conditions, such as due to rising interest rates, inflation, the war in Ukraine and the recent COVID-19 pandemic; and
•
business development activities, such as additional program in-licensing, which could result in up-front payments or increased development expenses.

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
•
general economic, industry and market conditions, including rising interest rates and inflation, many of which are beyond our control, such as the recent COVID-19 pandemic; and
•
other events or factors, including those resulting from war, incidents of terrorism or responses to these events, including those related to the war in Ukraine.

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
•
impacts from the COVID-19 pandemic on us or third parties with which we engage; and
•
changes in general market and economic conditions, including due to rising interest rates, inflation and the war in Ukraine.

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

The holders of an aggregate of 73,461,100 shares of our outstanding common stock as of June 30, 2022 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares, are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 53% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed/Furnished Herewith

10.1	Office Lease between Aircraft Technical Publishers, a California corporation and Day One Biopharmaceuticals, Inc. dated April 1, 2022.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: August 4, 2022	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President Principal Executive Officer

Date: August 4, 2022	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer