Form 10-Q
period 2022-09-30
Day One Biopharmaceuticals, Inc.
filed 2022-11-07
CIK 1845337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 73,549,526 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$120,864	$284,309
Short-term investments	253,477	—
Prepaid expenses and other current assets	6,172	5,059
Total current assets	380,513	289,368
Property and equipment, net	35	57
Operating lease right-of-use asset	864	227
Deposits and other long-term assets	449	169
Total assets	$381,861	$289,821
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,973	$1,744
Accrued expenses and other current liabilities	13,836	6,709
Current portion of operating lease liabilities	462	204
Total current liabilities	18,271	8,657
Long-term portion of lease liabilities	514	16
Total liabilities	18,785	8,673
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 73,511,923 and 61,952,292 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7	6
Additional paid-in-capital	593,020	408,629
Accumulated other comprehensive loss	(392)	—
Accumulated deficit	(229,559)	(127,487)
Total stockholders’ equity	363,076	281,148
Total liabilities and stockholders' equity	$381,861	$289,821

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$22,035	$9,849	$59,598	$32,395
General and administrative	17,664	9,392	44,568	18,373
Total operating expenses	39,699	19,241	104,166	50,768
Loss from operations	(39,699)	(19,241)	(104,166)	(50,768)
Interest income (expense), net	1,895	(6)	2,086	(19)
Other income (expense), net	9	7	8	(29)
Net loss	(37,795)	(19,240)	(102,072)	(50,816)
Net loss attributable to redeemable convertible noncontrolling interest	—	—	—	(2,109)
Exchange of redeemable noncontrolling interest shares – deemed dividend	—	—	—	(99,994)
Net loss attributable to common stockholders/members	$(37,795)	$(19,240)	$(102,072)	$(148,701)
Net loss per share, basic and diluted	$(0.53)	$(0.33)	$(1.61)	$(4.98)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	71,008,993	57,514,218	63,522,774	29,859,883

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(37,795)	$(19,240)	$(102,072)	$(50,816)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(389)	—	(392)	—
Total comprehensive loss	$(38,184)	$(19,240)	$(102,464)	$(50,816)

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Shares,

Redeemable Noncontrolling Interest and Stockholders’ Equity/ Members’ (Deficit)

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional Paid-In	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2021	61,952,292	$6	$408,629	$—	$(127,487)	$281,148
Share-based compensation expenses	—	—	6,202	—	—	6,202
Unvested common stock forfeiture	(40,363)	—	—	—	—	—
Net loss attributable to common stockholders	—	—	—	—	(27,747)	(27,747)
Balance at March 31, 2022	61,911,929	6	414,831	—	(155,234)	259,603
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,864	11,500,000	1	161,609	—	—	161,610
Issuance of common stock pursuant to Employee Stock Purchase Plan	49,171	—	320	—	—	320
Share-based compensation expenses	—	—	5,631	—	—	5,631
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss attributable to common stockholders/members'	—	—	—	—	(36,530)	(36,530)
Balance at June 30, 2022	73,461,100	7	582,391	(3)	(191,764)	390,631
Issuance of common stock upon exercise of stock options	130,899	—	2,053	—	—	2,053
Issuance of common stock upon release of restricted stock units	51,030	—	—	—	—	—
Unvested common stock forfeiture	(131,106)	—	—	—	—	—
Share-based compensation expenses	—	—	8,576	—	—	8,576
Unrealized loss on available-for-sale securities	—	—	—	(389)	—	(389)
Net loss attributable to common stockholders/members'	—	—	—	—	(37,795)	(37,795)
Balance at September 30, 2022	73,511,923	$7	$593,020	$(392)	$(229,559)	$363,076

	Redeemable Convertible Preferred Shares		Redeemable Noncontrolling	Common Stock		Common Shares		Incentive Shares		Additional Paid-In	Accumulated	Stockholders' Equity/ Members'
	Shares	Amount	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	22,851,257	$91,964	$5,702	—	$—	6,035,869	$2,000	4,112,012	$637	$—	$(56,842)	$(54,205)
Issuance of Series B redeemable convertible preferred shares for cash, net of issuance costs of $243	9,638,141	129,757	—	—	—	—	—	—	—	—	—	—
Share-based compensation expenses	—	—	—	—	—	—	—	—	538	—	—	538
Issuance of incentive shares	—	—	—	—	—	—	—	874,335	—	—	—	—
Net loss attributable to redeemable noncontrolling interest	—	—	(919)	—	—	—	—	—	—	—	—	—
Net loss attributable to Day One Biopharmaceuticals Holding Company, LLC members	—	—	—	—	—	—	—	—	—	—	(15,182)	(15,182)
Balance at March 31, 2021	32,489,398	221,721	4,783	—	—	6,035,869	2,000	4,986,352	1,175	—	(72,024)	(68,849)
Issuance of incentive shares	—	—	—	—	—	—	—	2,085,460	—	—	—	—
Cancellations of incentive shares	—	—	—	—	—	—	—	(265,596)	—	—	—	—
Net loss attributable to Day One Biopharmaceuticals Holding Company, LLC members	—	—	(1,191)	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred, common, and incentive shares into common stock	(32,489,398)	(221,721)	—	43,958,557	4	(6,035,869)	(2,000)	(6,806,216)	(1,175)	224,892	—	221,721
Conversion of redeemable noncontrolling interest to common stock	—	—	(3,592)	6,470,382	1	—	—	—	—	3,592	—	3,592
Common stock issued in IPO, net of issuance costs of $16,995	—	—	—	11,500,000	1	—	—	—	—	167,044	—	167,045
Share-based compensation expenses	—	—	—	—	—	—	—	—	—	2,537	—	2,537
Net loss attributable to common members/stockholders	—	—	—	—	—	—	—	—	—	—	(14,284)	(14,284)
Balance at June 30, 2021	—	—	—	61,928,939	6	—	—	—	—	398,065	(86,308)	311,763
Share-based compensation expenses	—	—	—	—	—	—	—	—	—	5,149	—	5,149
Net loss attributable to common members/stockholders	—	—	—	—	—	—	—	—	—	—	(19,240)	(19,240)
Balance at September 30, 2021	—	$—	$—	61,928,939	$6	—	$—	—	$—	$403,214	$(105,548)	$297,672

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(102,072)	$(50,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development assets	—	8,000
Share-based compensation expense	20,409	8,224
Depreciation expense	48	15
Accretion of discounts on short-term investments	(1,031)	—
Amortization of operating right-of-use assets	303	133
Non-cash interest expense	—	19
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,113)	(4,808)
Deposits and other long-term assets	(280)	(31)
Accounts payable	2,229	483
Accrued expenses and other current liabilities	7,127	3,565
Operating lease liabilities	(184)	(154)
Net cash used in operating activities	(74,564)	(35,370)
Cash flows from investing activities:
Cash paid for acquired in-process research and development assets	—	(8,000)
Cash paid for purchase of short-term investments	(272,838)	—
Proceeds from maturity of short-term investments	20,000	—
Cash paid for purchase of property and equipment	(26)	—
Net cash used in investing activities	(252,864)	(8,000)
Cash flows from financing activities:
Proceeds from issuance of Series B redeemable convertible preferred shares, net of issuance costs	—	129,757
Proceeds from issuance of common stock, net	161,610	167,045
Proceeds from issuance of common stock upon stock option exercises	2,053	—
Proceeds from issuance of common stock upon ESPP purchase	320	—
Cash provided by financing activities	163,983	296,802
Net (decrease) increase in cash and cash equivalents	(163,445)	253,432
Cash and cash equivalents, beginning of period	284,309	43,728
Cash and cash equivalents, end of period	$120,864	$297,160
Supplemental disclosures of noncash activities:
Lease liability obtained in exchange for right-of-use asset	$940	$—
Exchange of 45,331,483 preferred, common, and incentive shares in connection with the Conversion (Note 1)	$—	$224,892
Exchange of redeemable convertible noncontrolling interest to 6,470,382 shares of common stock (Note 11)	$—	$3,592

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

On May 26, 2021, the Company completed a conversion by filing a certificate of conversion with the Secretary of State of the State of Delaware and changed its name to Day One Biopharmaceuticals, Inc. Prior to December 31, 2021, the Company had two subsidiaries: DOT Therapeutics-2, Inc. (formerly Hero Therapeutics Inc. and Day One Biopharmaceuticals, Inc.), or DOT-2, incorporated in Delaware in November 2018, and DOT Therapeutics-1, Inc., or DOT-1, incorporated in Delaware in December 2019. DOT-2 and DOT-1 are collectively referred to herein as the Subsidiaries.

In December 2021, the Company’s board of directors approved the merger, or the Merger, of the Subsidiaries with and into the Company, with the Company being the surviving corporation, effective December 31, 2021. For more information on the financial statement impact of the Merger, refer to the section titled “Basis of Presentation.”

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our financial statements for interim periods presented in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2021 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 included in the Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future periods.

The Company's significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Updates to its accounting policies, including impacts from the adoption of new accounting standards, are discussed below in this Note 2.

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

Investments

The Company’s investments are comprised of U.S. government agency securities and U.S. treasury securities. Investments are classified at the time of purchase, based on management’s intent, as held-to-maturity, available-for-sale, or trading. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with unrealized holdings gains and losses (net of tax effects) on such investments reported in other comprehensive (loss) income as a separate component on the condensed consolidated statements of comprehensive loss. Fair value is determined based on quoted market rates when observable or by utilizing data points that are observable, such as quoted prices, interest rates, and yield curves.

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

Notes to the Condensed Consolidated Financial Statements

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

The carrying amounts reflected in the accompanying condensed consolidated balance sheets for cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values, due to their short-term nature.

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

Notes to the Condensed Consolidated Financial Statements

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

3.
Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of September 30, 2022 and December 31, 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$34,081	$—	$—	$34,081
U.S. treasury securities	—	228,440	—	228,440
U.S. government agency securities	—	97,359	—	97,359
Total assets measured at fair value	$34,081	$325,799	$—	$359,880

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$111,221	$—	$—	$111,221
Total assets measured at fair value	$111,221	$—	$—	$111,221

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

There were no assets or liabilities classified as Level 3 as of September 30, 2022 and December 31, 2021.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$34,081	$—	$—	$34,081
U.S. government agency securities	72,322	—	—	72,322
Total cash equivalents	106,403	—	—	106,403

Short-term investments
U.S. treasury securities	228,802	1	(363)	228,440
U.S. government agency securities	25,067	—	(30)	25,037
Total short-term investments	$253,869	$1	$(393)	$253,477

Notes to the Condensed Consolidated Financial Statements

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$111,221	$—	$—	$111,221
Total cash equivalents	$111,221	$—	$—	$111,221

The following table summarizes the maturities of our cash equivalents and available-for-sale securities as of September 30, 2022 (in thousands):

	Amortized Cost	Fair Value
Mature in one year or less	$360,272	$359,880
Total	$360,272	$359,880

The following table presents the breakdown of the Company's available-for-sale securities with gross unrealized losses and the duration that those losses had been unrealized as September 30, 2022 (in thousands):

	September 30, 2022
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial assets:
U.S. treasury securities	$218,452	$(363)	$—	$—	$218,452	$(363)
U.S. government agency securities	25,037	(30)	—	—	25,037	(30)
Total financial assets	$243,489	$(393)	$—	$—	$243,489	$(393)

The Company did not have available-for-sale securities with gross unrealized losses as of December 31, 2021.

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2022 and December 31, 2021, there were no securities that were in an unrealized loss position for more than 12 months. As of September 30, 2022, the unrealized losses on the Company’s investments in U.S. treasury securities and U.S. government securities were caused by interest rate increases. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

4.
Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid research and development expenses	$2,767	$2,099
Prepaid insurance	2,459	1,945
Other prepaid expenses and other assets	946	1,015
Total prepaid expenses and other current assets	$6,172	$5,059

Notes to the Condensed Consolidated Financial Statements

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture and fixtures	$78	$78
Leasehold improvements	40	15
Property and equipment, gross	118	93
Less: accumulated depreciation	(83)	(36)
Property and equipment, net	$35	$57

Depreciation expense for each of the three and nine months ended September 30, 2022 and 2021 was immaterial.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development expenses	$6,810	$3,308
Accrued payroll related expenses	5,046	2,565
Accrued professional service expenses	1,527	732
Other	453	104
Total accrued expenses and other current liabilities	$13,836	$6,709

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. Additionally, the Company made a milestone payment of $2.5 million, which was recorded as research and development expenses due to the nature of the license agreement and the milestone event relating to the first dosing of a patient in a first clinical trial of a product containing pimasertib, in the nine months ended September 30, 2022. The Company may also be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses in 2019. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No other milestones, except as discussed above, were achieved and due as of September 30, 2022.

The term of the Viracta License Agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the Company’s obligation to pay royalties to Viracta with respect to such product in such country.

Notes to the Condensed Consolidated Financial Statements

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

In April 2022, the Company entered into a lease agreement for approximately 12,000 square feet of general use office space in Brisbane, California. Such agreement was determined to be a lease since the right to control the use of the identified asset was conveyed to the Company for a period of time in exchange for consideration. The term of the lease is for 31 months and commenced in May 2022. There is no option to extend the lease term nor is there an option to terminate the lease term prior to its expiration. The Company is obligated to pay monthly rent expense and its pro rata share of the landlord's operating expenses which include utilities, common area maintenance expenses, and property taxes. Such expenses are a non-lease component and a variable consideration and included in the Company's operating expenses as incurred. The Company concluded that this lease is also an operating lease. The total payments for base rent over the term of the lease is approximately $1.1 million. Upon execution of the agreement, the Company paid a security deposit of approximately $40,000 classified as deposits and other long-term assets on the condensed consolidated balance sheet.

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of September 30, 2022, the weighted-average remaining lease term and weighted-average discount rate were 2.0 years and 8.9%, respectively.

The Company’s leases do not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.1 million and $45,000 for the three months ended September 30, 2022 and 2021, respectively, and was $0.3 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million for the nine months ended September 30, 2022 and 2021. Variable payments expensed during the three and nine months ended September 30, 2022 and 2021 were immaterial.

As of September 30, 2022, the future lease obligations were as follows (in thousands):

Remaining in 2022	$165
2023	476
2024	424
Total future minimum lease payments	1,065
Less: Imputed interest	89
Present value of operating lease liabilities	$976

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor with a

Notes to the Condensed Consolidated Financial Statements

potential termination fee if a purchase order is cancelled within a specified time, and another vendor where labor costs are non-cancellable after the approval of the project plan. As of September 30, 2022 and December 31, 2021, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into the license agreements, as disclosed in Note 5, pursuant to which the Company is required to pay milestones contingent upon meeting of specific events. The first milestone related to the Viracta License Agreement was achieved and recorded to research and development expense during the year ended December 31, 2021. The second milestone related to the MRKDG License Agreement was achieved and recorded to research and development during the nine months ended September 30, 2022. The Company may be required to pay royalties on sales of products developed under these agreements. All products are in development as of September 30, 2022 and December 31, 2021, and no such royalties were due.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company is not subject to any material legal proceedings, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims, to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of September 30, 2022 and December 31, 2021.

7.
Redeemable Convertible Preferred Shares

On June 1, 2021, the Company completed its IPO, selling an aggregate of 11,500,000 shares of common stock. All outstanding redeemable convertible preferred shares were converted into 32,489,398 shares of common stock upon the completion of the IPO. As of September 30, 2022, the Company did not have any outstanding shares of redeemable convertible preferred shares.

In February 2021, the Company issued 9,638,141 Series B redeemable convertible preferred shares at a price of $13.488 per share for gross cash proceeds of $130.0 million. The Company incurred issuance costs of $243,000.

8.
Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value $0.0001. As of September 30, 2022, 73,511,923 shares of common stock were issued and outstanding.

In November 2018, the Company entered into common shares purchase agreements with two founders of the Company. The individuals purchased a total of 2,790,000 common shares for a total purchase price of $300. Shares vested monthly for two and four years, respectively. Vesting for a certain number of shares was accelerated upon the Company’s closing of its Series A redeemable convertible preferred share financing. The Company also has an option for a period of ninety days after the individual’s employment is terminated either voluntarily or involuntarily to repurchase the unvested common shares at a price that is the lower of the original price per share paid by the founder for such stock or the fair value as of the date of such repurchase. The founders’ shares were converted to common stock in the Conversion. As of September 30, 2022, all founders’ common stock were vested.

Notes to the Condensed Consolidated Financial Statements

At-The-Market Offering

In June 2022, the Company entered into an equity distribution agreement with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of the Company’s common stock for an aggregate offering price of up to $150.0 million under an at-the-market offering program, or the 2022 ATM. During the nine months ended September 30, 2022, the Company did not make any sales under the 2022 ATM.

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

The Company has reserved shares of common stock for future issuances as follows:

September 30, 2022
Common stock options issued and outstanding	7,447,808
Common stock available for future grants	1,320,965
Common stock available for ESPP	1,149,998
Restricted stock units issued and outstanding	435,570
Total	10,354,341

9.
Share-based Compensation

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

The fair value of the incentive shares was estimated using an option pricing model with the following assumptions:

Nine Months Ended September 30,
2021
Common share fair value	$6.36 - $8.89
Participating threshold	$6.36 - $7.51
Risk free rate	0.14%
Volatility	72.90%
Time to liquidity (in years)	0.20 - 1.80
Grant date fair value	$4.24 - $4.52

During the Conversion, the Company converted all incentive shares to vested and unvested shares of common stock. As such, there was no incentive shares activity for the nine months ended September 30, 2022.

The Company used the option pricing model to estimate the fair value of each incentive shares award on the date of grant. The members’ equity value was based on a recent enterprise valuation analysis performed and common share fair value. The participation threshold amounts were determined by the board of directors at the time of grant. The expected life of the awards

Notes to the Condensed Consolidated Financial Statements

granted during the period was determined based on an expected time to the liquidation event. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant.

2021 Equity Incentive Plan

Immediately prior to consummation of the IPO, all the outstanding incentive shares were converted into common stock. The following table provides a summary of the unvested common stock awards activity during the nine months ended September 30, 2022.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2021	3,753,862	$16.00
Vested	(1,341,702)	$16.00
Forfeiture	(171,458)	$16.00
Unvested common stock as of September 30, 2022	2,240,702	$16.00

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

The following table provides a summary of stock option activity under the 2021 Plan during the nine months ended September 30, 2022.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,071,896	$16.90
Granted	2,868,380	$14.81
Exercised	(130,899)	$15.95
Forfeiture	(361,569)	$15.09
Outstanding at September 30, 2022	7,447,808	$16.20	8.8	$31,456
Exercisable at September 30, 2022	1,927,895	$16.35	8.3	$7,637

Notes to the Condensed Consolidated Financial Statements

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The total fair value of options that vested during the nine months ended September 30, 2022 was $15.6 million. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 was $9.02 per share.

Unamortized stock-based compensation for stock options as of September 30, 2022 was $50.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options awards granted with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	5.27 - 6.33	5.77 - 6.08	5.27 - 6.33	5.28 - 6.08
Expected volatility	68.96% - 70.71%	64.88% - 65.38%	65.20% - 70.71%	64.88% - 66.51%
Risk-free interest rate	2.65% - 4.09%	0.82% - 0.99%	1.47% - 4.09%	0.82% - 1.00%
Expected dividend yield	—	—	—	—

The following table provides a summary of restricted stock units activity under the 2021 Plan during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2021	96,890	$22.93
Granted	417,995	$14.57
Vested	(51,030)	$15.23
Forfeiture	(28,285)	$14.11
Unvested restricted stock units at September 30, 2022	435,570	$16.38

Unamortized stock-based compensation for restricted stock units as of September 30, 2022 was $6.4 million, which is expected to be recognized over a weighted-average period of 3.4 years.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted, and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share) and (b) an amount determined by the board of directors. 72,524 shares have been issued under the ESPP as of September 30, 2022. The Company recognized approximately $17,000 and approximately $93,000 compensation expense related to the ESPP plan for the three and nine months ending September 30, 2022.

The fair value of our common stock to be issued under the ESPP is estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Notes to the Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	0.50	—	0.50	—
Expected volatility	58.49%	—	58.49%	—
Risk-free interest rate	1.54%	—	1.54%	—
Expected dividend yield	—	—	—	—

Performance Awards

In June 2022, the Company granted performance awards, consisting of performance stock options, or PSOs, and performance stock units, or PSUs, to non-executive employees pursuant to the 2021 Equity Incentive Plan. Each performance award is earned through the achievement of a performance-based metric over a defined performance period determined by the compensation committee of the Company's board of directors. The estimated fair value of the equity awards that contain performance conditions is expensed over the term of the award once the Company has determined that it is probable that the performance conditions will be satisfied. During the nine months ended September 30, 2022, the Company granted 152,550 PSOs with a weighted-average grant date fair value of $7.78 per share and 99,250 PSUs with a weighted-average grant date fair value of $15.25 per share. The total fair values of PSOs and PSUs granted were $1.2 million and $1.5 million, respectively. As of September 30, 2022, no PSOs or PSUs had vested since the achievement of the performance-based metrics of the performance awards was not deemed probable.

The Company used the Black-Scholes option pricing model to estimate the fair value of the PSO awards granted with the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Expected term (in years)	2.92 - 3.42	—
Expected volatility	72.72% - 72.98%	—
Risk-free interest rate	3.37%	—
Expected dividend yield	—	—

Share/stock-based compensation expense recorded in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$2,020	$1,489	$6,242	$2,321
General and administrative expense	6,556	3,660	14,167	5,903
Total share-based compensation expense	$8,576	$5,149	$20,409	$8,224

As of September 30, 2022, there was $65.7 million of unrecognized compensation cost related to unvested restricted stock, unvested restricted stock units, unvested stock options, and shares subject to purchase under the ESPP that is expected to be recognized over a weighted-average period of approximately 2.6 years.

As of September 30, 2022, there was $2.7 million of unrecognized compensation cost related to unvested PSOs and PSUs. The Company will recognize the PSO and PSU expense through the expected vesting dates when the achievement of the performance-based metrics is probable.

Notes to the Condensed Consolidated Financial Statements

10.
Net Loss Per Share

Basic and diluted net loss per share attributable to common shareholders/stockholders after the Conversion is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(37,795)	$(19,240)	$(102,072)	$(50,816)
Net loss attributable to redeemable convertible noncontrolling interests	—	—	—	(2,109)
Exchange of redeemable noncontrolling interest shares – deemed dividend	—	—	—	(99,994)
Net loss attributable to common stockholders/members	(37,795)	(19,240)	(102,072)	(148,701)
Net loss per share, basic and diluted	$(0.53)	$(0.33)	$(1.61)	$(4.98)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	71,008,993	57,514,218	63,522,774	29,859,883

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of September 30,
	2022	2021
Stock options	7,447,808	4,888,996
Unvested common shares	2,240,702	4,081,216
Restricted stock units	435,570	66,420
Performance stock units	99,250	—
Performance stock options	152,550	—
Shares committed under ESPP	51,169	—
Total	10,427,049	9,036,632

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

12.
Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For the three and nine months ended September 30, 2022, the Company made matching contributions of $0.3 million and $0.8 million, respectively. The Company did not make matching contributions in the periods of the prior year.

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

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for patients of all ages with life threatening diseases. Initially, we have focused our clinical development efforts on pediatric patients living with cancer, a vulnerable population that has been underserved in the recent revolution in targeted therapeutics and immuno-oncology. Our lead product candidate, tovorafenib (DAY101), is an oral, brain-penetrant, highly-selective type II pan-rapidly accelerated fibrosarcoma, or pan-RAF, kinase inhibitor. Tovorafenib (DAY101) has been studied in over 325 patients and has been shown to be generally well-tolerated as a monotherapy. Tovorafenib (DAY101) has demonstrated encouraging anti-tumor activity in pediatric and adult populations with specific genetic alterations that result in the over-activation of the RAS/mitogen-activated protein kinase, or MAPK, pathway leading to uncontrolled cell growth. We have initiated and fully enrolled a pivotal Phase 2 trial (FIREFLY-1) of tovorafenib (DAY101) for pediatric patients with relapsed or progressive low-grade glioma, or pLGG, the most common brain tumor diagnosed in children, for which there are no approved therapies and no recognized standard of care for the majority of patients. The first patient was dosed in FIREFLY-1 in May 2021 and we completed enrollment in the registrational arm in May 2022. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients now that the primary cohort has completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib (DAY101) in patients aged 6 months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion. Tovorafenib (DAY101) has been granted Breakthrough Therapy designation by the FDA in August 2020 for the treatment of pLGG based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in pLGG patients. We received Orphan Drug designation for the treatment of malignant melanoma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted Rare Pediatric Disease designation to tovorafenib (DAY101) for treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration in July 2021.

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

Our second product candidate, pimasertib, is an oral, highly-selective small molecule inhibitor of mitogen-activated protein kinase kinases 1 and 2, or MEK, a well-characterized key signaling node in the MAPK pathway. We initiated FIRELIGHT-1, a Phase 1b/2 trial, in March 2022 to study the combination of tovorafenib (DAY101) and pimasertib in patients 12 years and older with various MAPK-altered solid tumors and dosed the first patients in May 2022. We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive worldwide rights to tovorafenib (DAY101) and to pimasertib for all therapeutic areas subject to certain milestone and royalty payments.

The following table summarizes our product candidate pipeline.

Our Pipeline

Product Candidate	Indication	Preclinical	Phase 1	Phase 2	Phase 3	Recent & Anticipated Milestones
Tovorafenib (DAY101) Type II Pan-RAF Inhibitor ✓ FDA Breakthrough Therapy Designation for relapsed pLGG ✓ FDA Rare Pediatric Disease Designation (PRV Eligible) for pLGG ✓ FDA Orphan Drug Designation for gliomas ✓ EC Orphan Designation for gliomas	Relapsed pLGG	FIREFLY-1[1] (pivotal)				**Pivotal cohort enrollment complete:** May 2022 **Initial data presented:** June 2022 **Topline data expected:** Q1 2023
	Frontline pLGG	FIREFLY-2 (pivotal)				**Trial Initiation:** June 2022 **First patient dosing expected:** Q4 2022
	RAF-altered solid tumors[2] (monotherapy)	FIRELIGHT-1*				**First patient dosed:** November 2021
Pimasertib MEK 1/2 Inhibitor	MAPK-altered solid tumors[3] (Combo w/tovorafenib)	FIRELIGHT-1*				**First patient dosed:** May 2022

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

Day One Biopharmaceuticals 6

Since our inception in November 2018, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and building our pipeline; organizing and staffing our company; business planning; establishing and maintaining our intellectual property portfolio; establishing arrangements with third parties for the manufacture of our product candidates; raising capital; preparing for commercial launch; and providing general and administrative support for these operations. We do not have any products approved for commercial sale and have not generated any revenues from product sales or any other source and have incurred net losses since commencement of our operations. For the three months ended September 30, 2022 and 2021, we reported a net loss of $37.8 million and $19.2 million, respectively. For the nine months ended September 30, 2022 and 2021, we reported a net loss of $102.1 million and $50.8 million, respectively. We had an accumulated deficit of $229.6 million as of September 30, 2022. We expect a significant increase in expenses and substantial losses for the foreseeable future as we continue our development of, and seek regulatory approvals for our product candidates, commercialize any approved products, and seek to expand our product pipeline and invest in our organization. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses that we did not incur as a private company.

To date, we have funded our operations through the sale of our redeemable convertible preferred shares, convertible notes and common stock in our initial public offering and subsequent public offering.

Cash and cash equivalents and short-term investments totaled $374.3 million as of September 30, 2022. Based on our current operating plan, management believes we have sufficient capital resources to fund anticipated operations into 2025. Because of the numerous risks and uncertainties associated with product development, we may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

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

COVID-19 pandemic

The degree to which the ongoing COVID-19 pandemic, including the emergence of related variants, impacts our business operations, research and development programs and financial condition will depend on future developments, including the ultimate duration and/or severity of the outbreak, the impact of any resurgences and new strains that emerge, actions by government authorities to contain the spread of the virus, the timing, availability, and effectiveness of any vaccines, when and to what extent normal economic and operating conditions can resume and the continued impact of each of these items on the economies and financial markets in the United States and abroad (including increases in interest rates and inflation). Our management team continues to actively monitor this evolving health crisis and its effects on our operations, key vendors and workforce.

We conduct our clinical trials in the United States and internationally in geographic regions that have been and continue to be impacted by the COVID-19 pandemic to varying degrees. We have experienced and expect to continue to experience volatility in services rendered from our third-party service providers as local governments respond to resurgences and the emergence of new strains, each of which may result in the prolonged reinstitution, extension or enhancement of protective measures. The American Cancer Society has also reported that the pandemic has led to declines in screening, diagnosis and treatment for cancer patients, which will impact the enrollment of patients in clinical trials targeting early-stage cancers and retention of patients overall in our trials. Patient safety remains our paramount concern and we continue to collaborate with our existing and with new investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance. We are unable to predict the continuing or ultimate impact of the COVID-19 pandemic on our ongoing and planned clinical programs. With respect to manufacturing and supply, we do not anticipate disruptions to our drug supply chain, but in March 2022, authorities in Shanghai announced a two-stage lock-down for residents and businesses in response to rising rates of COVID-19, which was subsequently lifted, and we cannot be sure if additional lock-down measures or restrictions will be implemented and what, if any, impact that may have on our facilities and operations.

The full impact of the ongoing COVID-19 pandemic remains highly uncertain and subject to change. The safety, health and well-being of our employees remains a primary concern, and we instituted remote work arrangements for our office-based employees. There are many uncertainties around the COVID-19 pandemic and future developments, which are unpredictable, may result in a material, negative impact to our operations and financial condition.

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

License agreement with Merck KGaA, Darmstadt, Germany

On February 10, 2021, DOT Therapeutics-2, Inc., or DOT-2, our subsidiary, entered into a license agreement, or the MRKDG License Agreement, with Merck KGaA, Darmstadt, Germany, a pharmaceutical corporation located in Darmstadt, Germany. Under the MRKDG License Agreement, Merck KGaA, Darmstadt, Germany as licensor granted to DOT-2, an exclusive worldwide license, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for us to research, develop, manufacture and commercialize products containing and comprising the pimasertib and MSC2015103B compounds. Our exclusive license grant is subject to a non-exclusive license granted by Merck KGaA, Darmstadt, Germany’s affiliate to a cancer research organization and Merck KGaA, Darmstadt, Germany retains the right to conduct, directly or indirectly, certain ongoing clinical studies relating to pimasertib. In consideration for the rights granted under the MRKDG License Agreement, we made an upfront payment of $8.0 million to the licensor, which was recorded as research and development expenses. Additionally, we made a milestone payment of $2.5 million, which was recorded as research and development expenses, in the nine months ended September 30, 2022 related to the first dosing of a patient in a first clinical trial of a product containing pimasertib. We may also be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

General and administrative expenses

General and administrative expenses consist primarily of personnel-related costs, legal and professional service costs, insurance costs, and facility-related costs. Personnel-related costs include salaries, bonuses, benefits, stock-based compensation, travel expenses, and other related costs, for personnel in our executive, finance, corporate, business development, and administrative functions. Legal and professional service expenses include legal fees related to intellectual property and corporate matters; professional fees for accounting, auditing, tax, human resources, business development, and other consulting services, stock-based compensation issued to certain nonemployee consultants, and travel expenses and facilities-related expenses.

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

Exchange of redeemable noncontrolling interest shares – deemed dividend

For the nine months ended September 30, 2021, as a result of an exchange of shares by Takeda, we recognized an extinguishment loss of approximately $100.0 million to additional paid-in-capital, which was calculated as a difference between the fair value of common stock issued to Takeda in the conversion and the carrying value of redeemable noncontrolling interest at the conversion date. The all-stock, non-cash exchange was treated as a deemed dividend in the calculation of net loss attributable to common stockholders and net loss per share.

Results of operations

Comparison of three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (unaudited):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$22,035	$9,849	$12,186	123.7%
General and administrative	17,664	9,392	8,272	88.1%
Total operating expenses	39,699	19,241	20,458	106.3%
Loss from operations	(39,699)	(19,241)	(20,458)	106.3%
Interest income (expense), net	1,895	(6)	1,901	*
Other income, net	9	7	2	28.6%
Net loss	$(37,795)	$(19,240)	$(18,555)	96.4%

* Percentage not meaningful

Research and development expenses

Research and development expenses increased $12.2 million, from $9.8 million for the three months ended September 30, 2021 to $22.0 million for the three months ended September 30, 2022. In the three months ended September 30, 2022 as compared to September 30, 2021, third-party expenses increased by $7.3 million, due primarily to an increase in clinical trial, manufacturing, and other product development expenses, and personnel related expenses increased by $4.2 million resulting from additional headcount and stock-based compensation.

The following table summarizes our external and internal research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$13,740	$6,391
Other research and development costs, including laboratory materials and supplies	675	36
Internal costs:
Employee related expenses	7,620	3,422
Total research and development expenses	$22,035	$9,849

(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib (DAY 101) program and the pimasertib program were $12.2 million and $1.5 million for three months ended September 30, 2022 compared to $6.2 million and $0.2 million, respectively, for the three months ended September 30, 2021.

General and administrative expenses

General and administrative expenses increased $8.3 million, from $9.4 million for the three months ended September 30, 2021 to $17.7 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily due to $5.1 million in employee compensation costs driven by headcount growth, approximately $1.8 million in legal, insurance, and professional services driven by operational support and the cost of operating as a public company, and $1.4 million in facilities costs and other expenses.

Comparison of nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (unaudited):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$59,598	$32,395	$27,203	84.0%
General and administrative	44,568	18,373	26,195	142.6%
Total operating expenses	104,166	50,768	53,398	105.2%
Loss from operations	(104,166)	(50,768)	(53,398)	105.2%
Interest income (expense), net	2,086	(19)	2,105	*
Other income (expense), net	8	(29)	37	-127.6%
Net loss	(102,072)	(50,816)	(51,256)	100.9%
Net loss attributable to redeemable convertible noncontrolling interests	—	(2,109)	2,109	*
Exchange of redeemable noncontrolling interest shares – deemed dividend	—	(99,994)	99,994	*
Net Loss attributable to common stockholders/members	$(102,072)	$(148,701)	$46,629	-31.4%

* Percentage not meaningful

Research and development expenses

Research and development expenses increased $27.2 million, from $32.4 million for the nine months ended September 30, 2021 to $59.6 million for the nine months ended September 30, 2022. In the nine months ended September 30, 2022 as compared to September 30, 2021, third-party expenses increased by $19.3 million, due primarily to an increase in clinical trial, manufacturing, and other product development expenses, and personnel related expenses increased by $14.1 million resulting from additional headcount and stock-based compensation. License agreement payments decreased by approximately $8.5 million primarily due to the upfront payment made to Merck KGaA for the nine months ended September 30, 2022.

The following table summarizes our external and internal research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$33,909	$14,555
Milestone payment related to the MRKDG License Agreement	2,500	—
Upfront payment related to the MRKDG License Agreement	—	8,000
Milestone payment related to the Viracta License Agreement	—	3,000
Other research and development costs, including laboratory materials and supplies	2,248	55
Internal costs:
Employee related expenses	20,941	6,785
Total research and development expenses	$59,598	$32,395

(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib (DAY 101) program and the pimasertib program were $29.8 million and $4.1 million for nine months ended September 30, 2022 compared to $13.9 million and $0.7 million, respectively, for the nine months ended September 30, 2021.

General and administrative expenses

General and administrative expenses increased $26.2 million, from $18.4 million for the nine months ended September 30, 2021 to $44.6 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to $14.5 million in employee compensation costs driven by headcount growth, approximately $7.8 million in legal, insurance, and professional services driven by operational support and the cost of operating as a public company, and $3.9 million in facilities costs and other expenses.

Liquidity and capital resources

In June 2022, we entered into an equity distribution agreement with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock having an aggregate offering price of up to $150.0 million from time to time, or the 2022 ATM. The issuance and sale of these shares by us pursuant to the 2022 ATM were deemed an “at-the-market” offering under the Securities Act. As of September 30, 2022, we have not sold any shares of our common stock under the 2022 ATM.

In June 2022, we completed a follow-on offering and issued and sold 11,500,000 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 1,500,000 shares of common stock) at a price to the public of $15.00 per share for net proceeds of approximately $161.6 million, after deducting underwriting discounts, commissions, and offering costs.

In June 2021, we completed our IPO and sold an aggregate of 11,500,000 shares of common stock at a price to the public of $16.00 per share, which included 1,500,000 shares issued upon the full exercise by the underwriters in May 2021 of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of $167.0 million, after deducting underwriting discounts, commissions, and offering costs of $17.0 million. Prior to our IPO, we had funded our operations through the sale of our redeemable convertible preferred shares and convertible notes. We had previously raised approximately $192.0 million in gross proceeds from the sale and issuance of our Series A and Series B redeemable convertible preferred shares and convertible notes. As of September 30, 2022, we had an accumulated deficit of $229.6 million and $374.3 million in cash and cash equivalents and short-term investments. We believe our cash and cash equivalents and short-term investments will be sufficient to satisfy our cash requirements over the next 12 months and into 2025.

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

Leases

We have operating lease obligations for office spaces. As of September 30, 2022, the Company had fixed lease payment obligations of approximately $0.5 million payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We enter into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor with a potential termination fee if a purchase order is cancelled within a specified time, and another vendor where labor costs are non-cancellable after the approval of the project plan. As of September 30, 2022, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

We have entered into licensing agreements, which require us to pay milestones contingent upon meeting of specific events. We made a milestone payment of $2.5 million in the second quarter of 2022 related to the first dosing of a patient in a first clinical trial of a product containing pimasertib. We are required to pay royalties on sales of products developed under these agreements. All our products are in development as of September 30, 2022 and no such royalties are due. As of September 30, 2022, we do not have any contingent payment obligations since the amount, timing and likelihood of such payments are not known.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(74,564)	$(35,370)
Net cash used in investing activities	(252,864)	(8,000)
Cash provided by financing activities	163,983	296,802
Net (decrease) increase in cash and cash equivalents	$(163,445)	$253,432

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $74.6 million, consisting of our net loss of $102.1 million, changes of approximately $7.8 million in net operating assets and liabilities and by non-cash charges of $19.7 million, which is primarily comprised of stock-based compensation expense of $20.4 million. Changes in operating assets and liabilities were primarily related to an increase in accrued expenses and other current liabilities of $7.1 million and an increase of accounts payable of $2.2 million. This was partially offset by an increase to prepaid expenses and other assets of $1.1 million, an increase to deposits and other long-term assets of $0.3 million, and an increase to operating lease liabilities of $0.2 million.

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

Investing activities

For the nine months ended September 30, 2022, we had $252.9 million in net cash used in investing activities that was related to the purchase of short-term investments and property and equipment expenditures of $272.9 million. This was partially offset by the proceeds from the maturity of short-term investments of $20.0 million.

Net cash used in investing activities for the nine months ended September 30, 2021 was $8.0 million, attributable to the payment under the MRKDG License Agreement.

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $164.0 million, primarily attributable to the net proceeds from the issuance of common stock in connection with our follow-on offering of common stock. Additionally, there was $2.4 million of net cash provided by financing activities related to proceeds from the issuance of common stock upon stock option exercises and purchases made under our 2021 Employee Stock Purchase Plan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our redeemable convertible preferred shares, our convertible notes and the completion of our IPO. For the nine months ended September 30, 2022 and 2021, we reported a net loss of $102.1 million and $50.8 million, respectively. We had an accumulated deficit of $229.6 million as of September 30, 2022. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib (DAY101) and pimasertib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidate and other product candidates, including our ongoing pivotal Phase 2 clinical trial (FIREFLY-1) for tovorafenib (DAY101), our planned Phase 3 clinical trial of tovorafenib (DAY101) as a potential frontline therapy in pLGG, our planned Phase 2 clinical trial of tovorafenib (DAY101) in adult RAS/RAF-altered solid tumors and our Phase 1b/2 trial for tovorafenib (DAY101) and pimasertib, and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In addition, if we obtain marketing approval for tovorafenib (DAY101), pimasertib, or another product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of tovorafenib (DAY101), pimasertib, or such other product candidate, respectively. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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
•
acceptance of NDAs by the U.S. Food and Drug Administration, or FDA, or other similar clinical trial applications from foreign regulatory authorities for our future clinical trials for our pipeline product candidates;
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
•
effectively competing with other companies in the pharmaceutical and biotechnology industries, which are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates;
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

We had $374.3 million in cash and cash equivalents and short-term investments as of September 30, 2022. We believe that our existing cash, and cash equivalents, will enable us to fund our operating expenses, and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Tovorafenib's (DAY101) Phase 1 trial is run as an investigator-initiated, multi-center trial in patients with relapsed/refractory pLGG that is being conducted by the Dana Farber Cancer Institute in collaboration with the Pacific Pediatric Neuro-Oncology Consortium, or PNOC. The last data reported from this trial was in January 2020. It is possible that additional data, when reported, will not demonstrate similar results. We have no control over the timing of such clinical data announcements. In addition, although we expect that our pivotal Phase 2 trial in pLGG will provide a sufficient dataset, from at least 60 patients, to support approval based on preliminary discussions with regulatory agencies, we cannot assure you that the FDA will not require data from additional patients to support approval. In later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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
•
a failure to demonstrate that the dose for a product candidate has been optimized;
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

BeiGene has two next-generation BRAF programs: Lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study. Hanmi / Genentech are developing belvarafenib in combination with cobimetinib in a Phase 1b clinical trial. Fore Therapeutics (formerly NovellusDx) is developing the RAF dimer breaker PLX8394 in a Phase 1/2 trial in combination with cobicistat. Kinnate is developing KIN-2787 in a monotherapy Phase 1 clinical trial as well as in combination with the MEK inhibitor binimetinib in a Phase 1b clinical trial. Black Diamond Therapeutics have next-generation BRAF inhibitors in various stages of preclinical development. Jazz Pharmaceuticals and Redx have announced that the pan-RAF inhibitor JZP815 has entered clinical development in a Phase 1 trial.

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

As is the case with pharmaceuticals generally, we have observed side effects and adverse events associated with our lead product candidate, tovorafenib (DAY101) and our other product candidates. These side effects included maculopapular rash, anemia, headache, elevation in blood creatinine phosphokinase (CPK), nausea, and fatigue.

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

Additionally, patients treated with our product candidates have undergone, or may also be undergoing, medical, surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons, which could impact development of tovorafenib (DAY101), pimasertib or our other product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of our product candidates or reduce the duration of time that physicians expect to use our product in particular patients. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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

In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. For example, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these policy changes as they relate to our programs.

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

Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, the Oncology Center of Excellence has recently announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies. Furthermore, in addition, Congress is considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances.

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

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the former president of the United States used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders, and policy initiatives. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. In addition, at the state level, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We have only limited supply arrangements in place with respect to our product candidates, and these arrangements do not extend to commercial supply. We acquire all key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our product candidates and other materials. As a result, supply chain issues, such as those related to certain packaging material, may negatively impact our ability to package and deliver product candidates if not managed effectively. We will need to establish one or more agreements with third parties to develop and scale up the drug manufacturing process, conduct drug testing, and generate data to support a regulatory submission. If we obtain marketing approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party. In addition, we are dependent on a sole supplier for certain components of our manufacturing process. Even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions.

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

As we prepare for later-stage clinical trials and potential commercialization, we will need to take steps to increase the scale of production of our product candidates. We have not yet scaled up the manufacturing process for any of our product candidates apart from tovorafenib (DAY101) and may need to scale further to support future supply needs for any of our product candidates. Third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up or commercial activities. For example, if microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

We had 102 full-time employees as of September 30, 2022. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Although no third party has asserted a claim of patent infringement against us as of September 30, 2022, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

The holders of an aggregate of 73,511,923 shares of our outstanding common stock as of September 30, 2022 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares, are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 45% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We could be an emerging growth company for up to five fiscal years following the completion of the IPO; provided, however, certain circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700 million, if we have total annual gross revenue of $1.235 billion or more, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time.

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: November 7, 2022	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President Principal Executive Officer

Date: November 7, 2022	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer