Form 10-K
period 2022-12-31
Day One Biopharmaceuticals, Inc.
filed 2023-03-06
CIK 1845337

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2022, was approximately $697.9 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2023 was 73,587,094.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the potential impact of global business or macroeconomic conditions, including as a result of the COVID-19 pandemic, inflation and rising interest rates, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Tovorafenib (DAY101) has been granted Breakthrough Therapy designation by the U.S. Food and Drug Administration, or the FDA, in August 2020 for the treatment of pediatric low-grade glioma, or pLGG, based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in pLGG patients. Pediatric low-grade glioma is the most common brain tumor diagnosed in children for which there is no standard of care and for which there are no approved therapies for the majority of patients. We received Orphan Drug designation for the treatment of malignant glioma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted Rare Pediatric Disease designation to tovorafenib (DAY101) for treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration in July 2021.

We have initiated and fully enrolled a pivotal Phase 2 trial, or FIREFLY-1, of tovorafenib (DAY101) as a monotherapy for pediatric patients with relapsed or progressive low-grade glioma harboring an activating BRAF alteration. The first patient was dosed in FIREFLY-1 in May 2021 and we completed enrollment in the registrational arm in May 2022. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients now that the primary cohort has completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib (DAY101) in patients aged six months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion. We reported initial data from an interim analysis from the FIREFLY-1 trial in June 2022 and top-line data for all patients in January 2023. Topline data from January 2023 demonstrated an overall response rate, or ORR, of 64% in the 69 Response Assessment for Neuro-Oncology, or RANO, evaluable patients, comprising of 3 confirmed complete responses, or CR, and 41 partial responses, or PR (31 confirmed partial responses and 10 unconfirmed partial response, or uPR). We observed an additional 19 patients with stable disease, or SD, resulting in a clinical benefit rate of 91% (CR+ PR/uPR+ SD). Safety data, based on 77 treated patients, indicated monotherapy tovorafenib (DAY101) to be generally well-tolerated. We believe tumor reduction or stabilization is clinically meaningful for pLGG patients, as both are perceived as beneficial given the lack of approved therapies for the majority of patients. We anticipate presenting additional data from the FIREFLY-1 trial at an upcoming medical meeting in the second quarter of 2023, and reviewing key portions of the data from the study with the FDA at a pre-New Drug Application, or NDA, meeting in advance of our planned submission of an NDA in the first half of 2023.

We initiated a pivotal Phase 3 trial, or FIREFLY-2, of tovorafenib (DAY101) as a frontline therapy in pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023.

Our second product candidate, pimasertib, is an oral, highly-selective small molecule inhibitor of mitogen-activated protein kinase kinases 1 and 2, or MEK, a well-characterized key signaling node in the MAPK pathway. Pimasertib has been studied in more than 10 Phase 1/2 clinical trials in over 850 patients with various tumor types, both as monotherapy and in combination with standard of care therapies. Published preclinical studies indicated that pimasertib has higher central nervous system, or CNS, penetration than other MEK inhibitors.

We have initiated an open-label, multicenter, Phase 1b/2a umbrella master trial, or FIRELIGHT-1, of tovorafenib monotherapy or combination therapy, which consists of two substudies. Substudy 1 is a Phase 2 trial of tovorafenib (DAY101) as monotherapy in patients 12 years and older with RAF–altered tumors; the first patient was dosed in November 2021. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib (DAY101) and pimasertib in patients 12 years and older with various MAPK-altered solid tumors; the first patient was dosed in May 2022. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, tumors with BRAF wild-type fusions, and tumors driven by KRAS alterations.

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

In addition, the generation of large-scale molecular profiling datasets necessary to define addressable subpopulations in pediatric oncology has occurred relatively recently. Advances in our understanding of pediatric cancer biology have revealed patient populations with druggable genetic alterations. Our management team, which has significant pediatric oncology and rare diseases drug development experience, believes targeted therapies, such as tovorafenib (DAY101), have the potential to be studied in children sooner in order to address the large unmet need in pediatric cancers where new agents that address the specific genetic drivers of a tumor can meaningfully improve long-term prognosis.

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

Our Pipeline

Product Candidate	Indication	Preclinical	Phase 1	Phase 2	Phase 3	Recent & Anticipated Milestones
Tovorafenib (DAY101) Type II Pan-RAF Inhibitor ✓ FDA Breakthrough Therapy Designation for relapsed pLGG ✓ FDA Rare Pediatric Disease Designation (PRV Eligible) for pLGG ✓ FDA Orphan Drug Designation for malignant glioma ✓ EC Orphan Designation for glioma	Relapsed pLGG	FIREFLY-1[1] (pivotal) → Phase 2				**Topline data presented:** January 2023 **Pre-NDA meeting & NDA submission planned:** 1H 2023 **NDA data set presentation planned:** Q2 2023
	Frontline pLGG	FIREFLY-2 (pivotal) → Phase 3				**First patient dosed:** March 2023
	RAF-altered solid tumors[2] (monotherapy)	FIRELIGHT-1* → Phase 1				**First patient dosed:** November 2021
Pimasertib MEK 1/2 Inhibitor	MAPK-altered solid tumors[3] (Combo w/tovorafenib)	FIRELIGHT-1* → Phase 1				**First patient dosed:** May 2022

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

Day One Biopharmaceuticals 5

Our lead product candidate, tovorafenib (DAY101), is an oral, brain-penetrant, highly-selective type II pan-RAF kinase inhibitor that inhibits both monomeric and dimeric RAF kinase. Approved BRAF products such as vemurafenib and encorafenib are referred to as type I RAF inhibitors, which only inhibit RAF monomers and are therefore limited to use in BRAF V600-altered tumors. Unlike type I RAF inhibitors, tovorafenib (DAY101) has not been shown to cause paradoxical activation in RAF wild-type cells at clinically active doses – a phenomenon wherein undesired increases in MAPK signaling can lead to renewed tumor growth. Tovorafenib’s (DAY101) inhibition of both RAF monomers and dimers broadens its potential clinical application to treat an array of RAS- or RAF-altered solid tumors. Furthermore, studies have shown tovorafenib (DAY101) has higher brain penetration, distribution and exposure in comparison to other MAPK pathway inhibitors. Taken together, we believe that tovorafenib (DAY101) has the potential to be a high-impact targeted therapeutic in pLGG, where over half of pLGGs are driven by abnormal signaling due to RAF alterations.

This rationale served as the basis on which researchers at Dana-Farber Cancer Institute initiated the development of tovorafenib (DAY101) in pLGG. In a Phase 1 dose-escalation study, nine pediatric patients (<18 years of age) with relapsed pLGG were treated with tovorafenib (DAY101). Of the eight patients with RAF fusions, two achieved a complete response by Response Assessment for Neuro-Oncology, or RANO, criteria, three had a partial response, two achieved prolonged stable disease, and one experienced progressive disease as assessed by an independent radiographic review. The median time to achieve a response was 10.5 weeks, which was a notable observation given pLGG is an indolent, slow-growing tumor. In addition to the rapid anti-tumor activity observed, tovorafenib (DAY101) was also well-tolerated, which is important for achieving and maintaining long-term, durable responses in these patients. Based on these results, tovorafenib (DAY101) has been granted Breakthrough Therapy designation by the FDA for the treatment of pediatric patients with pLGG harboring an activating RAF alteration who require systemic therapy and who have either progressed following prior treatment or who have no satisfactory alternative treatment options. Tovorafenib (DAY101) received Orphan Drug designation for the treatment of malignant glioma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted Rare Pediatric Disease designation to tovorafenib (DAY101) for treatment of LGGs harboring an activating RAF alteration in July 2021.

Our second product candidate, pimasertib, is an oral, highly-selective small molecule inhibitor of mitogen-activated protein kinase kinases 1 and 2, or MEK, a well-characterized key signaling node in the MAPK pathway. Several MEK inhibitors have received regulatory approval for use in combination with type I RAF inhibitors in BRAF V600 mutant tumors. Preclinical experiments indicate that the potential benefit of combining a MEK inhibitor with a type II RAF inhibitor may be even greater due to the lack of the paradoxical effects of type II inhibitors on downstream signaling. Tovorafenib’s (DAY101) ability to selectively inhibit both RAF monomers and dimers may broaden its potential clinical application in combination with MEK inhibition in solid tumors driven by RAS alterations, non-BRAF V600 mutations, and RAF fusions.

We have assembled a leadership team with a proven track record of success in building biopharmaceutical companies, and a team of drug developers with unique experience and capabilities in pediatric drug development. Our Chief Executive Officer, Jeremy Bender, Ph.D., M.B.A., brings more than 15 years of biopharmaceutical leadership experience to the company. He previously served as Vice President of Corporate Development at Gilead Sciences where he led the team responsible for Gilead’s acquisitions, partnerships, and equity investments and oversaw more than 40 transactions exceeding $10 billion in upfront deal value, including the acquisition of Forty Seven, Inc. Samuel Blackman, M.D., Ph.D., our co-founder and Chief Medical Officer, is a physician-scientist trained in pediatric hematology/oncology and neuro-oncology, and has led the early clinical development of more than ten novel cancer therapeutics and was responsible for the pediatric development of dabrafenib, resulting in the first industry-sponsored pediatric oncology “basket trial.” Charles York II, our Chief Operating and Financial Officer, previously served as Chief Financial Officer and Head of Corporate Development at Aeglea BioTherapeutics and has more than 20 years of strategic capital formation and leadership experience. Davy Chiodin, PharmD, our Chief Development Officer, has over 15 years of experience in both adult and pediatric oncology drug development, including the development of acalabrutinib at Acerta, now AstraZeneca, and served as Global Regulatory Leader, Pediatric Oncology, at Roche/Genentech. Mike Preigh, Ph.D., our Chief of Technology Operations, has over 25 years of experience in product development including serving as the Head of CMC at Array for over 10 years, filing over 20 Investigational New Drug Applications, or INDs, and supporting the development of marketed drugs including binimetinib and tucatinib. Jaa Roberson, our Chief People Officer, has 20 years of human resources experience across the biopharma, health insurance, and retail industries. She previously served as Head of Human Resources for Bellicum Pharmaceuticals, a clinical-stage biopharmaceutical company focused on cellular immuno-oncology. Adam Dubow, our General Counsel, has over 20 years of industry experience, most recently serving as Chief Compliance and Ethics Officer at Bristol Myers Squibb in various legal and policy roles in the United States, Asia and Europe.

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
•
Advance our lead product candidate, tovorafenib (DAY101), through clinical development towards regulatory approval in pLGG. We have demonstrated clinical proof-of-concept of tovorafenib (DAY101) in pediatric patients for cancers that harbor genetic alterations in RAF. Oral, once-weekly dosed tovorafenib (DAY101) was also well-tolerated in the Phase 1 trial in pLGG, which is important for achieving and maintaining long-term, durable responses in these patients. Further, tovorafenib (DAY101) received FDA Breakthrough Therapy designation for the treatment of pediatric patients with pLGG harboring an activating RAF alteration who require systemic therapy and who have either progressed following prior treatment or who have no satisfactory alternative treatment options. Tovorafenib (DAY101) also received Orphan Drug designation from the FDA for the treatment of malignant glioma. We are currently conducting a pivotal Phase 2 FIREFLY-1 trial of tovorafenib (DAY101) as a monotherapy for pediatric patients with relapsed or pLGG harboring an activating BRAF alteration. We dosed the first patient in FIREFLY-1 in May 2021 and we completed enrollment in the registrational arm in May 2022. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients now that the primary cohort has completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib (DAY101) in patients aged six months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion. We reported initial data from an interim analysis from this trial in June 2022 and top-line data for all patients in January 2023. We initiated a pivotal Phase 3 FIREFLY-2 trial of tovorafenib (DAY101) as a frontline therapy in pLGG in the second quarter of 2022. The first patient was dosed in FIREFLY-2 in March 2023.
•
Maximize the therapeutic potential for tovorafenib (DAY101) by targeting other tumors with various unaddressed MAPK alterations, including in adults, both as a monotherapy and in combination with our second product candidate, pimasertib. Tovorafenib (DAY101) has been dosed in over 325 patients in two adult Phase 1 open-label clinical trials—one trial investigating tovorafenib (DAY101) in monotherapy, and another in combination with other anti-cancer drugs. In both clinical trials, signs of early clinical responses emerged. Additionally, simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic anti-tumor activity. We have initiated an open-label, multicenter, Phase 1b/2a FIRELIGHT-1 umbrella master trial of tovorafenib monotherapy or combination therapy, which consists of two substudies. Substudy 1 is a Phase 2 clinical trial of tovorafenib (DAY101) as monotherapy in patients 12 years and older with RAF–altered tumors; the first patient was dosed in November 2021. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib (DAY101) and pimasertib in patients 12 years and older with various MAPK-altered solid tumors; the first patient was dosed in May 2022. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, tumors with BRAF wild-type fusions, and tumors driven by KRAS alterations.

•
Deploy our differentiated and proven business development expertise to further expand our targeted oncology pipeline for patients with large unmet medical needs. Our team has diverse backgrounds—from academia and drug research and development, to biopharmaceutical industry and business development experience. We have a proven track record of identifying and acquiring drug candidates and programs with potentially significant commercial opportunities, including successfully in-licensing our current drug candidates, tovorafenib (DAY101) from Takeda and pimasertib from Merck KGaA, Darmstadt, Germany. We will continue to utilize our broad experience, as well as our network of trusted relationships, to source additional high-impact assets to further expand our targeted oncology pipeline.
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

We believe that now is the right time to revisit and correct historic assumptions about pediatric oncology drug development. In doing so, we believe there are unique advantages to developing new oncology product candidates in pediatric patients, in parallel with, or even in advance of, adult indications:

•
Enriched responder populations. The generation of large-scale molecular profiling datasets necessary to define addressable subpopulations in pediatric oncology has accelerated over the last decade. This has allowed scientists and drug developers to identify oncogenic drivers underlying numerous pediatric tumor types, and has revealed druggable oncogenic drivers in nearly 50% of pediatric cancers. Moreover, pediatric tumors are less heterogeneous and genomically more stable compared to highly heterogeneous adult tumors. Directly targeting these mutations may lead to deep and sustained anti-tumor activity, as demonstrated by other targeted oncology products.
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

Our company is uniquely positioned to deliver much-needed targeted therapeutics to pediatric oncology patients. We have extensive capabilities and experience with these patients, and our trusted relationships across all key stakeholders in the pediatric medical community enable us to effectively navigate the challenges and nuances of pediatric drug development. Key advantages that allow us to successfully identify and execute on opportunities in pediatric oncology include:

•
Aggregation of insights from a diverse group of key stakeholders to identify attractive development opportunities based on patient need and underlying biology. The broad scientific expertise of our team and within our trusted global network of scientific advisors, allows us to focus and identify areas of cancer biology that are relevant to children, adolescents and adults. For instance, the BRAF wild-type gene fusions that are the most common BRAF alteration in pLGG have been shown to be oncogenic in several adult solid tumor types, and may be addressable with tovorafenib (DAY101) as monotherapy, or in combination with a MEK inhibitor, such as pimasertib.
•
Business development opportunities enabled by key relationships and a dedication to prioritize pediatric drug development. We believe we are routinely among the first to evaluate emerging clinical and preclinical data that could underlie new drug development programs in pediatric oncology indications as a result of our deep roots and extensive network within the pediatric oncology research community. For example, we were made aware of the opportunity to in-license tovorafenib (DAY101) from Takeda, and were able to rapidly gain insights into the emerging data due to our relationships within the pediatric oncology investigational medicine community including but not limited to the Dana-Farber Cancer Institute, and the Pacific Pediatric Neuro-Oncology Consortium, or PNOC, and members of the Low Grade Glioma in Childhood, or LOGGIC, Consortium based at Hopp Children’s Cancer Center in Heidelberg, Germany.
•
Organizational focus on overcoming the historical challenges to executing pediatric clinical trials. We understand that clinical development in children is unique and must be approached as such. Clinical development in children is not the same as clinical development in adults and requires a deep organizational focus to address the needs of families, pediatric investigators, patient advocacy communities, and the patients. We have established trusted relationships with the pediatric oncology community globally, including major cooperative groups and disease-specific consortia, and we seek their advice on aligning our clinical development plans with the needs of the patients and their families. Our team is deeply experienced in designing modern, novel, and capital-efficient clinical development plans, as well as in obtaining early regulatory alignment on those plans—similar to an ultra-rare disease model. For example, as a result of the lack of any standard-of-care or approved therapies for the majority of pLGG patients, we believe that our pivotal Phase 2 trial is expected to provide a sufficient dataset to support approval based on preliminary discussions with regulatory agencies.

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

Tovorafenib (DAY101)

Our lead product candidate, tovorafenib (DAY101), is an oral, brain-penetrant, highly-selective type II pan-RAF kinase inhibitor. Tovorafenib (DAY101) has been studied in over 325 patients, and as a monotherapy demonstrated good tolerability and encouraging anti-tumor activity in pediatric and adult populations with specific MAPK pathway-alterations. We have initiated and fully enrolled a pivotal Phase 2 FIREFLY-1 trial of tovorafenib (DAY101) as a monotherapy for pLGG, the most common brain tumor diagnosed in children, for which there are no approved therapies and no recognized standard of care for the majority of patients. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients now that the primary cohort has completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib (DAY101) in patients aged six months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion. We reported initial data from an interim analysis from this trial in June 2022 and top-line data for all patients in January 2023. We anticipate presenting additional data from the FIREFLY-1 trial at an upcoming medical meeting in the second quarter of 2023, and reviewing key portions of the data from the study with the FDA, at a pre-NDA meeting in advance of our planned submission of an NDA in the first half of 2023. As is generally customary in our industry, we also anticipate reporting our data at a medical or scientific meeting in 2023. Tovorafenib (DAY101) has been granted Breakthrough Therapy designation by the FDA for the treatment of pLGG based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in pLGG patients. We are also studying tovorafenib (DAY101) alone in combination with other agents that target key signaling nodes in the MAPK pathway in patient populations where various RAS and RAF alterations are believed to play an important role in driving disease.

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

Three BRAF inhibitors have been approved by the FDA for the treatment of certain solid tumors containing only BRAF V600E or V600K mutations, including melanoma, non-small cell lung cancer, anaplastic thyroid cancer, and colorectal cancer. These first-generation BRAF inhibitors, known more generally as type I RAF inhibitors, are vemurafenib, marketed as Zelboraf® by Genentech; dabrafenib, marketed as Tafinlar® by Novartis; and encorafenib, marketed as Braftovi® by Pfizer. However, despite initial clinical responses to monotherapy type 1 RAF inhibitors, most patients relapse within one year following the initiation of treatment.

One way by which resistance develops to type I RAF inhibitors is related to the mechanism of normal RAF activation in cells. In contrast to the constitutively active V600E or V600K variant, which is active as a monomer, normal RAF function requires formation of dimers of RAF. Approved inhibitors of V600E/K BRAF do not block the activity of RAF dimers or other non-V600 BRAF mutations. In fact, the binding of some of these inhibitors to V600E/K BRAF can stimulate the formation of dimers, thereby causing paradoxical activation (undesired increases in MAP kinase signaling) in RAF wild-type cells – a phenomenon which could potentially lead to renewed tumor growth. Paradoxical activation of wild-type RAF also occurs in non-tumor tissue. This leads to a common adverse event associated with these agents—the development of proliferative pre-malignant and malignant skin lesions. In order to avoid resistance and paradoxical activation, in many instances type I RAF inhibitors need to be given in combination with MEK inhibitors, but again only to patients with BRAF V600E/K mutations.

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

DAY101's (tovorafenib) mechanism of action

Tovorafenib (DAY101) is a selective, small molecule RAF inhibitor that can block the activity of multiple forms of RAF including wild-type RAF, BRAF and CRAF fusion proteins, and variants that function as dimers (Class II mutations), as well as variants such as BRAF V600E and non-V600E mutations that function as monomers (Class I mutations). Tovorafenib (DAY101) is known as a type II RAF inhibitor as it’s designed to inhibit both monomeric and dimeric RAF kinase. DAY101's (tovorafenib) inhibition of both RAF monomers and dimers broadens its potential clinical application to treat an array of RAF-altered tumors.

Figure 3. Signaling pathways in different classes of BRAF mutations. BRAF V600 mutations (Class I) are independent of RAS signaling and work as monomers. BRAF non-V600 Class II mutations are also independent of RAS but signal as constitutive dimers. The Class II mutations include BRAF wild-type fusions. Non-V600 Class III BRAF mutations have low or no kinase activity and depend on RAS activation acting as amplifiers of the RAS signaling pathway. Tovorafenib (DAY101) inhibits Class I and Class II RAF alterations, including BRAF wild-type fusions and non-V600E/K variations. Modified from Fontana and Valeri, Clinical Cancer Research, 2019.

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

Most patients with progressive pLGG requiring initial systemic therapy are treated with combination chemotherapy such carboplatin/vincristine or, in certain countries, vinblastine as a single-agent. Results from the largest randomized Phase 3 study for children with newly diagnosed pLGG showed a 5-year event-free survival of 47% for vincristine/carboplatin. Outcomes for a subgroup of pLGG patients not associated with neurofibromatosis, which included those with BRAF alterations, were inferior, showing a 5-year event-free survival of 39%. Of note, the overall response rate to chemotherapy in newly diagnosed pLGG patients was 30%-35%. In addition to chemotherapy’s efficacy limitations, treatment-related morbidity was significant, with more than 95% of patients having experienced at least one Grade 3 or Grade 4 adverse event. There is no standard-of-care therapy for patients whose tumors progress following the failure of these combinations, and no targeted therapeutics have been approved for this patient population.

Figure 4. Treatment paradigm for pLGG.

Because many pLGGs undergo senescence when patient ages reach their 20s, the goal of therapy is to maximize tumor control while minimizing treatment-associated toxicities from surgery, chemotherapy, and radiation. As a result, a large number of pLGG patients will undergo multiple lines of systemic therapy over the course of their disease.

Based on incidence results published in academic journals, we estimate that approximately 1,100 patients under the age of 25 are newly diagnosed with BRAF-altered pLGG every year. We estimate that the SEER prevalence in the United States for patients under the age of 25 as of January 1, 2017 was approximately 130,000 patients presenting brain and other nervous system tumors, of which 26,000 presented BRAF-altered pLGG.

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

Indirect targeting of KIAA1549-BRAF gene alterations is possible with the off-label use of approved drugs that target components of the downstream RAF signaling pathway, such as with therapies that target MEK. Targeting of BRAF V600E mutations is possible with the off-label use of type I RAF inhibitors that have been approved for adult indications such as melanoma. An investigator-sponsored clinical trials of the MEK inhibitor selumetinib has recently been published. This study included 25 patients with either a KIAA1549-BRAF fusion or a BRAF V600E mutation. Nine of 25 patients achieved a sustained partial response. Sixteen percent of patients had Grade 3 elevation on creatine phosphokinase, and 8% of patients had Grade 3 acneiform rash. Ten of 25 patients (40%) required a dose reduction due to treatment-related adverse events and one (4%) required two dose reductions. Similarly, a retrospective analysis of the MEK inhibitor trametinib in 18 patients was recently published, showing six partial responses, two minor responses, and 10 stable diseases as best overall responses. Treatment-related adverse events occurred in 89% of patients, including 44% with severe (Grade 3 or Grade 4) adverse events, which required dose reduction in 33% of patients and discontinuation in 11% of patients. An industry-sponsored Phase 1/2a study of dabrafenib in 110 pLGG patients with BRAF V600E mutations was recently published, showing a confirmed objective response rate, or ORR, of 47%, which included one complete response and 13 partial responses, with a median duration of response of 26 months. Grade 3 or 4 treatment-related adverse events were reported in 28% of patients, and included new or increased size of melanocytic nevi in 25% of patients but no cases of squamous cell carcinoma. Ten patients (31%) had adverse events that led to dose interruptions or reductions, and 6% of patients had adverse events that led to treatment discontinuation. Finally, an industry-sponsored Phase 2 study of either trametinib monotherapy or dabrafenib/trametinib in combination in patients with BRAF V600 mutant relapsed/refractory pLGG was recently published. This study showed an independently assessed objective response rate of 15% for monotherapy trametinib (n=13) and 25% (n=36) for the combination. 25% of patients receiving the combination had serious adverse events. 16% of patients had adverse events leading to dose-reduction while 44% had an adverse event leading to dose interruption, and 11% had adverse events leading to drug discontinuation. The most common adverse events were pyrexia (50%), dry skin (41%), acneiform rash (39%), fatigue (39%), and rash (36%).

Taken together, these investigations have shown some of the existing MEK and type I RAF inhibitors have been shown, in small trials, to have activity in pLGG, but are accompanied by frequent Grade 3 or Grade 4 adverse events, and the need for dose reduction or interruption. With the exception of the combination of dabrafenib/trametinib for patients >6 years of age with relapsed/progressive tumors bearing a BRAF V600E/K mutation, there have been no agents approved for use in this population and as such, are only available via clinical trials or off-label prescription. Off-label use, while common in the pediatric oncology setting, is recognized to be an inferior approach as it exposes children to potential risks without the associated safeguards that accompany comprehensive clinical development activities, such as long-term safety monitoring and pharmacovigilance activities. We believe that the intentional development of a specifically-targeted, brain-penetrant therapy for pLGG is essential to improve outcomes for these patients, particularly those with BRAF fusions, and patients with BRAF V600E mutations who are either <6 years of age or who have progressed on, or cannot tolerate, combined Type I RAF/MEK inhibition.

Clinical trial results for pLGG

Tovorafenib (DAY101) is currently being evaluated in an ongoing investigator-initiated, multi-center study (PNOC014, NCT03429803) in patients with relapsed/refractory gliomas (high- and low-grade) and other tumors that is being conducted by Dana-Farber Cancer Institute in collaboration with PNOC. The trial remains open but is closed to new patient accrual. As of November 2022, a total of 44 patients had been enrolled in Part B of this Phase 1 dose-escalation trial (9 patients in Part A, 35 patients in Part B), which was conducted at multiple institutions within the PNOC network. Once-weekly tovorafenib (DAY101) at doses as high as 420 mg/m2/week were well-tolerated in patients ≥ 1.5m2, while doses as high as 530 mg/m2/week were found to be well-tolerated in patients < 1.5m2. Data was recently presented at the 2022 Society for Neuro-Oncology meeting for the 35 patients studied in Part B. For this group, there were two complete responses, seven partial responses, fifteen patients with stable disease and eight patients who had progressive disease. There were six dose limiting toxicities, all at 530 mg/m2/week, all Grade 3, and five known side effects (two fatigue, three rash, one menorrhagia).

As shown in Figure 5 below, the Phase 1 trial, which initially started in February 2018, was designed to determine maximum tolerated dose, or MTD, in pediatric patients. Part A of this trial was an initial dose-escalation of tovorafenib (DAY101) as monotherapy that utilized a 3+3 design. The starting dose of 280 mg/m2 was 80% of the adult recommended phase 2 dose, or RP2D, of 600 mg orally once weekly, adjusted for body surface area. Patients enrolled in this trial were treated for a period of up to two years. The trial was amended in December 2019 to continue dose escalation, using an adaptive design, until either dose limiting toxicities, or DLTs, or the MTD was observed.

Figure 5. Design of the Phase 1 trial of tovorafenib (DAY101) in pLGG.

Tovorafenib (DAY101) was studied in a Phase 1 investigator-initiated trial (PNOC014; NCT03429803) in which it was administered once weekly as oral immediate release tablets to patients with relapsed/refractory tumors with LGGs and other RAS/RAF/MEK/ERK pathway-activated tumors. Data from Part A of this study was presented in November 2020 in which tovorafenib was evaluated at three different dose levels: 280 mg/m2, 350 mg/m2, and 420 mg/m2, with three patients at each dose level. Tovorafenib was well tolerated at all doses tested with no dose reductions or interruptions in patients receiving doses of 420 mg/m2 or below. None of these patients experienced a DLT. The vast majority of treatment emergent adverse events, or TEAEs, were Grade 1 or 2. No ophthalmologic or cardiac adverse events were observed. The most frequently reported TEAEs across all dose cohorts in Part A were all Grade 1 or 2 in severity and included rash (89%), graying of the hair (achromotrichia) (78%), moles (nevus) (78%), anemia (67%), and itching (pruritis) (67%). One patient experienced a single Grade 3 adverse event (increased creatinine phosphokinase), and there were no Grade 4 adverse events reported. These side effects were found to be reversible and manageable.

While 420 mg/m2 was initially considered the RP2D because of anti-tumor activity observed at all dose levels in Part A, dose escalation was continued in Part B of this study an attempt to determine a MTD. Upon resumption of the dose-escalation portion in Part B of this trial, the dose escalation was split between two subgroups, based on body surface area, to account for the possibility that at dose levels of 530mg/m2 or higher there might be larger children that may exceed the adult MTD at a given dose level, while smaller children may not. Data from Part B of this study was presented in November of 2022. Thirty-five additional patients were enrolled in Part B PNOC014: 21 patients with gliomas bearing a KIAA1549:BRAF fusion, nine patients with tumors bearing a BRAFV600E mutation, four with a novel RAF- and one with an FGFR1-altered tumor. Histologically, cohort included 30 LGGs, four high grade gliomas and one soft tissue sarcoma. There were six DLTs: three in each body surface area, or BSA, subgroup, all at 530 mg/m2/dose, all Grade 3, and five known side effects (two fatigue, three rash, one menorrhagia). Across these 35 patients, oral weekly tovorafenib (DAY101) was well tolerated. While the TITE-BOIN continuous reassessment model recommended 530 mg/m2/dose per os, or PO, weekly for patients with BSA < 1.5m2 and 420 mg/m2/dose PO weekly for patients with BSA >1.5m2, the probability of a DLT for patients with a BSA < 1.5m2 was found to be nearly 20%. As such, 420 mg/m2/dose PO weekly was selected as the dose for the pivotal Phase 2 FIREFLY-1 and pivotal Phase 3 FIREFLY-2 studies.

Overall, data from the now-completed Part A, where the patients received up to two years of continuous treatment, supported by data from Part B, indicate that the tolerability profile of tovorafenib (DAY101) at 420mg/m2 supports the potential for chronic long-term usage of tovorafenib (DAY101).

A standard objective measure of efficacy accepted by the FDA for brain tumors is a set of radiographic measurement criteria called RANO. RANO criteria take into account various measures of tumor dimensions to track response to therapy or disease progression. Data from patients in Part A of PNOC014 were reviewed by an independent neuro-radiologist using RANO criteria. Eight of the nine patients had a pLGG with a RAF fusion (seven with a KIAA1549-BRAF fusion and one with an SRGAP3-CRAF fusion), while one patient had a loss-of-function mutation in the gene for neurofibromatosis 1, or NF1. As seen in Figure 6 below, five of the eight patients with a RAF fusion had either a complete response or a partial response per RANO criteria, defined as 50% decrease, compared with baseline; the sum of products of perpendicular diameters of all measurable enhancing lesions sustained for at least 4 weeks. Two of eight patients with a RAF fusion had prolonged stable disease. One patient with a RAF fusion did not respond to tovorafenib (DAY101). The one patient with an NF1-associated pLGG did not respond to tovorafenib (DAY101). Radiologic responses using exploratory imaging measures such as volumetric image analysis or the recently published, but clinically unvalidated, RAPNO Criteria, or Response Assessment for Pediatric Neuro-Oncology, which we believe were largely consistent with the RANO scores.

Figure 6. Five of nine patients in the tovorafenib (DAY101) Phase 1 trial in pLGG had a complete (100% reduction) or partial response (>50% reduction in the bi-dimensional measurement of the tumor).

In addition to evaluating responses on-treatment, target lesions were identified in each patient during screening and baseline growth kinetics calculated from prior radiologic images. For eight of the nine patients, there was a documented history of tumor growth prior to trial enrollment. As shown in Figure 7, shrinkage in lesion size was observed in six of nine patients in the first radiologic images obtained after initiation of tovorafenib (DAY101) dosing. The median time to response was 10.5 weeks, which is a notable observation given pLGG is an indolent, slow-growing tumor. Two patients achieved a complete response that was maintained throughout the dosing period of up to two years. Three patients had a partial response, two achieved prolonged stable disease, and two did not achieve a response. The trial allowed for treatment for maximum duration of two years.

Figure 7. Individual patient responses in the tovorafenib (DAY101) Phase 1 trial in pLGG.

Based on the results from Part A of PNOC014, tovorafenib (DAY101) has been granted Breakthrough Therapy designation by the FDA for the treatment of pediatric patients with pLGG harboring an activating RAF alteration who require systemic therapy and who have either progressed following prior treatment or who have no satisfactory alternative treatment options. Tovorafenib (DAY101) also received Orphan Drug designation from the FDA for the treatment of malignant glioma.

Clinical development plan for pLGG

We have initiated a pivotal Phase 2 FIREFLY-1 trial of tovorafenib (DAY101) in pediatric patients aged six months to 25 years with relapsed or progressive pLGGs harboring an activating BRAF alteration, such as a KIAA1549-BRAF fusion or a BRAF activating mutation, such as V600E. This is an open-label, global registrational, single-arm trial of oral tovorafenib (DAY101) administered once weekly at a dose of 420 mg/m2. Patients will continue on tovorafenib (DAY101) until radiographic evidence of disease progression by RANO criteria as determined by treating investigator, unacceptable toxicity, patient withdrawal of consent, or death. The first patient was dosed in FIREFLY-1 in May 2021 and we completed enrollment in the registrational arm in May 2022. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients now that the primary cohort has completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib (DAY101) in patients aged six months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion. We anticipate that this trial will generate a dataset that, in combination with the existing safety database, will have the potential to serve as the basis for regulatory approval. We anticipate the primary endpoint will be overall response rate, defined as the proportion of patients with best overall confirmed response rate (complete response and partial response based on the RANO criteria), as determined by independent review. Secondary and exploratory endpoints include the overall response rate based on RAPNO and volumetric analyses, event free survival, safety, functional outcomes, and quality of life measures.

Figure 8. Design of the Phase 2 trial of tovorafenib (DAY101) in pLGG.

Tovorafenib (DAY101) is currently dosed as immediate-release tablets. We have developed a pediatric formulation suitable for oral dosing of children as young as six months of age and have dosed patients with this pediatric formulation in our pivotal Phase 2 FIREFLY-1 trial.

Comprehensive genomic profiling of newly-diagnosed or recurrent/progressive pLGG is standard practice within pediatric neuro-oncology programs across the United States, either utilizing CLIA/College of American Pathologists, or CAP, accredited hospital laboratories or third-party commercial vendors. In addition, the 2021 revision of the WHO Classification of Tumors of the Central Nervous System now includes assessment of BRAF mutation or fusion status as part of the diagnosis of LGGs. As a result, we expect that the vast majority of both newly diagnosed and relapsed pLGG patients with BRAF alterations will be identified. The technology platforms and solutions for the identification of the BRAF V600E mutation and BRAF wild-type fusions currently in use by individual investigators will be used to meet the clinical trial enrollment criteria, while we continue to work with regulatory authorities to ensure that any requirement for a companion diagnostic assay or device are met, for which we have entered into a collaboration with Foundation Medicine, Inc. to develop.

We have initiated a pivotal Phase 3 FIREFLY-2 trial of tovorafenib (DAY101) as a frontline therapy in pLGG. The first patient was dosed in March 2023. We believe that treating patients before they have undergone multiple rounds of toxic chemotherapy has the potential to both improve the efficacy of tovorafenib (DAY101) and reduce the overall burden of therapy and associated toxicities associated with the use of currently-employed cytotoxic agents.

Figure 9. Design of the Phase 3 trial of tovorafenib (DAY101) in pLGG.

Potential market opportunity for tovorafenib (DAY101) in pLGG

Brain tumors are the most frequently occurring solid tumors in children. While pLGG is the most common brain tumor diagnosed, representing approximately 30% of all childhood brain tumors, the annual estimated incidence of pLGG is 1.3 to 2.1 per 100,000 in the United States, accounting for about 1,000–1,600 new diagnoses in 2015. Given the incidence of this disease, our team recognized the market opportunity for developing tovorafenib (DAY101) in this patient population based on the following rationale:

•
Potential for tovorafenib (DAY101), a pan-RAF inhibitor, to be a high-impact targeted therapeutic in pLGG where approximately 70% of tumors are BRAF-altered pLGG in the United States.
•
Premium reimbursement precedents for high impact therapeutics in rare diseases, oncology and pediatrics.
•
Chronic duration of treatment required over many years to address these slow-growing and relentless tumors.
•
High unmet medical need with limited current treatment alternatives for patients.
•
Strong value proposition for physicians, patients and families.

We believe tovorafenib (DAY101), if approved, could become the standard of care for the treatment of pLGG. Due to the need for chronic administration, potentially over many years, the standard of care should be an effective, long-term therapeutic while providing a tolerability profile that minimizes long-term morbidity and treatment-associated toxicity. We believe that tovorafenib (DAY101) has the potential to provide long-term benefit—similar to effective therapies for more traditional chronic rare diseases—to patients with pLGG. Observations from the Phase 1 trial, tovorafenib’s (DAY101) profile suggest that tovorafenib (DAY101) can potentially balance high rates of CNS penetrance leading to rapid and durable anti-tumor activity with favorable tolerability, a lack of serious adverse events in these pediatric patients, and clinical experience of long-term dosing of tovorafenib (DAY101) weekly for up to two years. We also believe that tovorafenib’s (DAY101) oral, once-weekly dosing regimen would appeal to physicians, patients and their parents.

Potential applications of tovorafenib (DAY101) in other MAPK-driven tumors

To expand on our initial clinical development efforts in pediatric patients, we plan to explore tovorafenib (DAY101) in additional indications for adolescent and adult patient populations where various MAPK pathway alterations are believed to play an important role in driving disease. This is supported by data from over 225 adult patients dosed with tovorafenib (DAY101) in two separate Phase 1 trials previously conducted by Takeda. These trials also informed the starting dose level and weekly dosing regimen for future clinical trials, including the ongoing pivotal Phase 2 trial in pLGG. Results from these trials demonstrated that tovorafenib (DAY101) was well-tolerated in patients with advanced cancers, both alone and in combination with other anti-cancer agents, but because patients were not enriched for RAF alterations expected to respond to tovorafenib (DAY101) monotherapy, or studied in combinations that are now known to be more likely to lead to anti-tumor activity, only modest signs of efficacy were observed.

Based on data from preclinical studies, and building on the initial data from the Takeda-led Phase 1 trials, we have initiated an open-label, multicenter, Phase 1b/2a FIRELIGHT-1 umbrella master trial of tovorafenib monotherapy or combination therapy, which consists of two substudies. Substudy 1 is a Phase 2 clinical trial of tovorafenib (DAY101) as monotherapy in patients 12 years and older with RAF-altered tumors; the first patient was dosed in November 2021. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib (DAY101) and pimasertib in patients 12 years and older with various MAPK-altered solid tumors; the first patient was dosed in May 2022. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, and tumors driven by KRAS alterations.

In the future, we may explore tovorafenib (DAY101) in combination with other selective inhibitors of key nodes in the MAPK signaling pathway. For example, a type II RAF inhibitor may provide synergistic benefit in combination with inhibitors of ERK or SHP2. We believe the ability of tovorafenib (DAY101) to inhibit multiple forms of RAF gene alterations, including wild-type RAF and RAF dimers, without triggering the liabilities of paradoxical activation observed with approved type I RAF inhibitors, enhance its profile as a potential backbone of combinations therapies designed to inhibit MAPK signaling in cancer.

Investigator-initiated trials of tovorafenib (DAY101)

We intend to leverage our relationships with academic investigators and pediatric oncology cooperative groups and consortia to explore the potential for tovorafenib (DAY101) in other rare pediatric tumor types.

A Phase 2 trial in relapsed Langerhans cell histiocytosis was initiated in March 2022 by the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research. This study is a single-arm non-randomized trial which has an estimated enrollment of 28 participants, who will be administered tovorafenib (DAY101) to determine overall response rate for children and young adults with relapsed or refractory Langerhans cell histiocytosis.

A second Phase 2 trial in craniopharyngioma was initiated in July 2022 by the Pacific Pediatric Neuro-Oncology Consortium. This study is a randomized multi-arm trial, which has an estimate enrollment of 56 patients, who will be administered nivolumb and tovorafenib (DAY101) in combination with nivolumb to assess the tolerability and efficacy of combination therapy with PD-1 (nivolumab) and pan-RAF-kinase (tovorafenib) inhibition for the treatment of children and young adults with craniopharyngioma.

Pimasertib

Pimasertib is an oral, highly-selective allosteric small molecular inhibitor of mitogen-activated protein kinase kinases 1 and 2 (MEK). Published preclinical studies indicated that pimasertib has higher CNS penetration than other MEK inhibitors. We obtained an exclusive license to pimasertib from Merck KGaA, Darmstadt, Germany in February 2021, and initiated a Phase 1b/2 umbrella master trial in MAPK-altered tumors in March 2022 to study the potentially beneficial combination of tovorafenib (DAY101) and pimasertib in patients 12 years and older. Merck KGaA, Darmstadt, Germany previously undertook extensive non-clinical and clinical development work through Phase 2, including a solid tumor trial in Japan and combinations of pimasertib with other agents. Pimasertib showed monotherapy clinical activity, including an improvement in the objective response rate and progression free survival, but not overall survival, in patients NRAS-mutant melanoma when compared to dacarbazine in a prospective randomized Phase 2 trial. The main adverse events observed during the clinical development of pimasertib were typical for other in-class allosteric MEK inhibitors, including GI-related adverse events, elevation of CPK, skin rash, and visual disturbances.

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

As shown below in Figure 10, in cancers driven by elevated RAS or RAF signaling, inhibition of MEK releases the blockade on RAS and can contribute to increased RAS-mediated signaling and pathway activation, further desensitizing the cells to MEK inhibition. MEK inhibitors given as a monotherapy have demonstrated limited anti-tumor activity in preclinical tumor models of elevated RAS or RAF signaling. Most cancers that acquire resistance to MEKi and continue to proliferate do so through reactivation of the MAPK pathway and subsequent reactivation of ERK. ERK reactivation can occur through alterations or mutations to molecules upstream of ERK in the MAPK pathway such as RAS, RAF, NF1, or MEK. One approach to circumvent the overactivation of RAS signaling in such tumor models has been to combine a RAF inhibitor with a MEK inhibitor to inhibit the pathway at two different nodes which has been shown by multiple groups to result in synergistic effects on inhibiting cell and tumor model growth.

Figure 10: Dual inhibition of BRAF and MEK is an important strategy for addressing MAPK-driven tumors.

MAPK Signaling in RAS mutant tumors
MEK inhibition induces RAS-GTP
MEK + RAF inhibition is synergistic
RTK
RTK
RTK
RASMut
RAF
RAF
MEK
ERK
RASMut
RAF
RAF
MEK
MEKi
ERK
RASMut
RAF
RAF
Type II RAFi
MEK
MEKi
ERK

Modified from Yen et al. Cancer Cell, 2018

Figure 11. Model of the proposed mechanism of induced RAF inhibitor sensitivity. Left panel: under basal conditions, the MAPK pathway has multiple feedback loops negatively regulating upstream pathway activation, including RAS-GTP levels and RAF activation, thereby ensuring optimal pathway signaling. Middle panel: upon MEK inhibitor treatment, these feedback loops are disabled resulting in RAS-GTP induction, BRAF/CRAF dimerization, and RAF kinase activation. Right panel: Combination treatment with a MEK inhibitor and a type II RAF inhibitor is expected to exhibit synergistic effects. Modified from Yen et al. Cancer Cell, 2018.

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

Figure 12. The sensitivity of Calu-6 cells to pimasertib was enhanced when cells were treated with BGB-283, a type II RAF inhibitor.

Similarly, in experiments with Calu-6 cells as well as NCI-H1792 cells, which contain a KRAS G12C mutation, cell lines were shown to be sensitive to either tovorafenib (DAY101) or MEKi-1 as monotherapy, however a combination of these inhibitors resulted in greater cell killing than observed with either inhibitor alone. These data further support the potential added benefit of combining a MEK inhibitor, with a type II RAF inhibitor, such as DAY 101 as a strategy to address certain MAPK-driven adult solid tumors.

NCI-H1792
10 42.2 86.3 90.4 92.0 93.3 94.0 95.8
5.0 34.0 74.8 85.5 90.3 91.7 92.9 94.5
2.5 30.9 61.3 73.5 84.9 90.0 92.4 94.3
1.3 28.0 53.6 61.4 72.3 83.8 90.6 93.3
0.6 25.4 47.3 53.7 62.3 72.1 84.8 91.7
0.3 22.1 42.4 50.3 55.1 61.6 73.0 87.4
0 0.0 4.7 6.2 12.4 23.1 34.8 50.8
0 0.3 0.6 1.3 2.5 5 10
DAY101 (μM)
MEKi-2 (μM)
100% inh
50
0 inh
Calu-6
10 53.2 74.0 75.3 76.0 77.3 78.7 81.9
5.0 37.6 72.4 73.4 74.5 75.1 76.4 79.3
2.5 23.4 68.0 70.3 72.5 73.7 75.1 78.4
1.3 15.2 62.6 66.9 70.5 72.9 74.7 77.6
0.6 14.4 54.5 62.1 66.9 71.6 74.5 77.5
0.3 8.7 45.2 53.6 60.8 67.9 73.9 77.7
0 0.0 -2.1 1.5 9.3 21.7 43.8 63.9
0 0.3 0.6 1.3 2.5 5 10
DAY101 (μM)
MEKi-2 (μM)

Figure 13. Synergy was observed with tovorafenib (DAY101) when combined with the MEK inhibitor in KRAS G12C or Q61 mutant tumor cell lines in vitro.

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

Clinical development plan

We have initiated an open-label, multicenter, Phase 1b/2a FIRELIGHT-1 umbrella master trial of tovorafenib monotherapy or combination therapy, which consists of two substudies. Substudy 1 is a Phase 2 clinical trial of tovorafenib (DAY101) as monotherapy in patients 12 years and older with RAF–altered tumors; the first patient was dosed in November 2021. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib (DAY101) and pimasertib in patients 12 years and older with NRAS mutations, BRAFwt fusions and other BRAF mutations with the exception of V600E and V600K mutations; the first patient was dosed in May 2022. The combination substudy will be a Phase 1b dose ranging trial to establish the Phase 2 dose of tovorafenib (DAY101) in combination with pimasertib. Once this dose is established, patients will be enrolled in the combination dose expansion portion of this trial in cohorts defined by genetic aberration, such as NRAS mutation or BRAFwt fusion. The primary endpoint for the Phase 1b portion of the combination substudy is safety. For the monotherapy substudy in RAFwt fusions and RAF1 amplifications and the Phase 2 expansion cohorts, the primary endpoint is overall response rate and duration of response. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, tumors with BRAF wild-type fusions, and tumors driven by KRAS alterations.

Figure 14. Umbrella master trial – DAY101-102 (main protocol) tovorafenib (DAY101) and MAPK pathway aberration, Substudy 1 monotherapy (DAY101-102a).

Figure 15. Umbrella master trial – DAY101-102 (main protocol) tovorafenib (DAY101) and MAPK pathway aberration, Substudy 2 MEK combo (DAY101-102b).

Preclinical data from multiple groups suggest that the combination of a MEK inhibitor, such as pimasertib, and a type II RAF inhibitor will have beneficial activity in various MAPK-driven tumor contexts, meaning that potent cell killing activity was obtained at lower concentrations of pimasertib than expected from data generated from monotherapy treatment. We believe that appropriate dosing of pimasertib in combination with tovorafenib (DAY101) may limit frequency and severity of adverse events observed with pimasertib alone, dosed at the MTD, owing to the ability to define a biologically active dose combination. We anticipate exploring pediatric combination trials once additional dosing and safety data is collected in adult patients.

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

To date, we have contracted to obtain active pharmaceutical ingredients, or API, drug product, and packaging/distribution for our product candidates from STA Pharmaceutical Hong Kong Limited, Quotient Sciences – Philadelphia, LLC, Experic Services, and Fisher Clinical Services respectively, upon whom we currently rely as single-source contract manufacturing organizations, or CMOs. We have agreements under which third-party CMOs will generally provide us with necessary quantities of API, drug product, packaging/distribution on an order by order basis, based on our development needs. For commercial supply of tovorafenib, we are in the process of negotiating supply agreements to meet the anticipated commercial demand of the product. As we advance our product candidates through development, we will explore adding backup suppliers for the API, drug product, packaging and formulation for each of our product candidates to protect against any potential supply disruptions.

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

We believe that tovorafenib (DAY101) has the potential to be the first pan-RAF inhibitor to be approved by the FDA, for use in the treatment of pLGG, as we are not aware of competing product candidates that are further along in the development process. However, this does not indicate that tovorafenib (DAY101) has been proven effective or that it will receive regulatory approval.

Three BRAF inhibitors have been approved by the FDA for the treatment of tumors containing V600E or V600K mutations. These first-generation BRAF inhibitors, known more generally as type I RAF inhibitors, are vemurafenib, marketed as Zelboraf® by Genentech; dabrafenib, marketed as Tafinlar® by Novartis; and encorafenib, marketed as Braftovi® by Pfizer. Dabrafinib, in combination with trametinib, marketed as Mekinist® by Novartis, has been approved for the treatment of adult and pediatric patients ≥ 6 years of age with unresectable or metastatic solid tumors with BRAF V600E mutation who have progressed following prior treatment and have no satisfactory alternative treatment options. This includes BRAF V600E pLGG, a subset (approximately 10%-20%) of the greater RAF-altered pLGG clinical scope of the tovorafenib (DAY101) development program.

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

Erasca is developing the next-generation BRAF inhibitor naporafenib (LXH254) in combination with various agents, in planned Phase 1 and Phase 3 clinical trials. BeiGene has two next-generation BRAF programs: lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study. Hanmi and Genentech are developing belvarafenib in combination with cobimetinib in a Phase 1b clinical trial. Fore Therapeutics (formelly NovellusDx) is developing the RAF dimer breaker PLX8394 in a Phase 1/2 trial in combination with cobicistat. Kinnate is developing KIN-2787 in monotherapy phase 1 clinical trial. Black Diamond Therapeutics have next-generation BRAF inhibitors in various stages of preclinical development.

With regard to the treatment of pLGG, dabrafenib, in combination with trametinib, is being evaluated in a Novartis-sponsored randomized Phase 2 clinical trial in newly diagnosed patients with BRAF V600 mutant pLGG. Novartis has announced their plans to file a Supplemental New Drug Application based on data of this trial in early 2023. Further, some MEK inhibitors and some type I RAF inhibitors and other targeted therapies are being studied in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. These agents may represent competition for tovorafenib (DAY101) when it enters the market.

Significant Agreements

Takeda asset agreement and Millennium stock exchange agreement

On December 16, 2019, DOT Therapeutics-1, Inc., or DOT-1, our subsidiary, entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Pursuant to the Takeda Asset Agreement, DOT-1 purchased certain technology rights and know-how related to TAK-580 (which is now tovorafenib (DAY101)) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. DOT-1 also received clinical inventory supplies to use in our research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to DOT-1 its exclusive license agreement, or the Viracta License Agreement, with Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.), or Viracta. Takeda also granted DOT-1 a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. DOT-1 also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by DOT-1 in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of Conversion in connection with the Millennium Stock Exchange Agreement.

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, DOT-1 made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1 in December 2019. The fair value of issued shares was estimated as $9.9 million, based on the price paid by other investors for issued shares in the Series A financing of DOT-1. Based on the terms of the Millennium Stock Exchange Agreement, Takeda exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of DOT-1 for 6,470,382 shares of our common stock upon the effectiveness of the Conversion, on May 26, 2021.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses in 2019. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by us covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No other milestones, except as discussed above, were achieved and due as of December 31, 2022.

The term of the Viracta License Agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of our obligation to pay royalties to Viracta with respect to such product in such country. DOT-1 has the right to terminate the Viracta License Agreement with respect to any or all of the licensed products at will upon a specified notice period.

Effective December 31, 2021, DOT-1 was merged with and into our company, with our company being the surviving corporation and assuming DOT-1’s obligations under Viracta License Agreement.

License agreement with Merck KGaA, Darmstadt, Germany

On February 10, 2021, DOT Therapeutics-2, Inc., or DOT-2, our subsidiary, entered into a license agreement, or the MRKDG License Agreement, with Merck KGaA, Darmstadt, Germany, a pharmaceutical corporation located in Darmstadt, Germany. Under the MRKDG License Agreement, Merck KGaA, Darmstadt, Germany granted to us an exclusive worldwide license, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for us to research, develop, manufacture and commercialize products containing and comprising the pimasertib and MSC2015103B compounds. We also received clinical inventory supplies to use in our research and development activities. Our exclusive license grant is subject to a non-exclusive license granted by Merck KGaA, Darmstadt, Germany’s affiliate to a cancer research organization and Merck KGaA, Darmstadt, Germany retains the right to conduct, directly or indirectly, certain ongoing clinical studies relating to pimasertib.

Under the MRKDG License Agreement, we have obligations to use commercially reasonable efforts to develop and commercialize at least two licensed products in at least two specified major market countries by the year 2029.

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, we made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. Additionally, we made a milestone payment of $2.5 million, which was recorded as research and development expenses due to the nature of the license agreement and the milestone event relating to the first dosing of a patient in a first clinical trial of a product containing pimasertib, in the year ended December 31, 2022. We may also be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

As of January 1, 2023, we owned or co-owned a patent portfolio consisting of ten patent families, exclusively in-license three patent families from Merck KGaA, Darmstadt, Germany, and non-exclusively in-license one patent family from Takeda Pharmaceutical Company Limited. The ten patent families that we own or co-own include patent applications and issued patents that cover compositions of matter, pharmaceutical compositions, methods of synthesis, synthetic intermediates, methods of treatment and combination therapies related to one of our product candidates: tovorafenib (DAY101) or pimasertib. The non-exclusively in-licensed patent family from Takeda Pharmaceutical Company Limited covers a catalyst that may be used in a preparation of our product candidate tovorafenib (DAY101). The three exclusively in-licensed patent families from Merck KGaA, Darmstadt, Germany cover compositions of matter and methods of use for our product candidate pimasertib. Patent terms for our owned, co-owned or licensed patents discussed herein exclude any patent term extension that may be available.

Our owned or co-owned patent portfolio, as of January 1, 2023, includes a co-owned patent family that is directed to the compositions of matter and methods of use of tovorafenib (DAY101) with four issued U.S. patents and multiple foreign patents and applications including granted patents in Germany, France, United Kingdom, Belgium, Switzerland, Denmark, Spain, Ireland, Italy, Netherlands, Australia, Brazil, Canada, China, India, Japan, Korea, Mexico, Singapore, South Africa, Taiwan, and Hong Kong, which are expected to expire between 2028 and 2031.

Our owned or co-owned patent portfolio includes a patent family that is directed to pharmaceutical formulations of tovorafenib (DAY101) with an issued U.S. patent and multiple foreign patents and applications including granted patents in Germany, France, United Kingdom, Belgium, Brazil, Canada, Switzerland, Spain, Ireland, Italy, Luxembourg, Monaco, Japan, and China, which are expected to expire in 2035. Our owned or co-owned patent portfolio includes an additional pharmaceutical formulation patent family that is directed to formulations of tovorafenib (DAY101) including pending applications in the United States, Europe, China and Japan that, if issued, are expected to expire in 2040. Our owned or co-owned patent portfolio includes a patent family with one U.S. provisional application directed to additional formulations of tovorafenib (DAY101) that, if converted to a non-provisional application and issued, is expected to expire in 2043. Our owned or co-owned patent portfolio also includes a patent family directed to methods of synthesizing tovorafenib (DAY101) including an issued U.S. patent, and granted patents in Australia, Eurasia, Israel, Japan, and Mexico which are expected to expire in 2038 as well as pending applications in the United States and Europe that, if issued, are expected to expire in 2038. Our owned or co-owned patent portfolio further includes a patent family directed to methods of treating cancer using tovorafenib (DAY101) in combination with docetaxel with multiple foreign patents including granted patents in China, Germany, France, United Kingdom, Belgium, Switzerland, Spain, Ireland, Italy, Luxembourg, and Monaco that are expected to expire in 2035. Our owned or co-owned patent portfolio includes a patent family with a pending PCT application directed to methods of treating pLGG that, if nationalized and issued, is expected to expire in 2041. Our owned or co-owned patent portfolio includes a patent family with a pending PCT application directed to methods of treating cancer using tovorafenib (DAY101) in combination with a MEK inhibitor such as pimasertib that, if nationalized and issued, is expected to expire in 2042. Our owned or co-owned patent portfolio includes a patent family with a pending PCT application directed to methods of selecting patients for treatment with tovorafenib (DAY101) that, if nationalized and issued, is expected to expire in 2042. Our owned or co-owned patent portfolio further includes a patent family with one U.S. provisional application directed to methods of treatment with a MEK inhibitor such as pimasertib that, if converted to a non-provisional application and issued, is expected to expire in 2043.

Our patent portfolio, as of January 1, 2023, includes a patent family exclusively in-licensed from Merck KGaA, Darmstadt, Germany that covers the composition of matter and methods of use of pimasertib. This patent family includes four issued U.S. patents and multiple foreign patents and/or applications including granted patents in Argentina, Austria, Australia, Belgium, Bulgaria, Brazil, Canada, Switzerland, China, Cyprus, Czech Republic, Germany, Denmark, Eurasia, Estonia, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Hungary, Ireland, Israel, India, Iceland, Italy, Japan, Korea, Lithuania, Luxembourg, Latvia, Monaco, Mexico, Netherlands, Norway, Poland, Portugal, Romania, Russian Federation, Sweden, Singapore, Slovenia, Slovakia, Turkey, Ukraine, and South Africa that are expected to expire between 2025 and 2028. Our patent portfolio includes a patent family exclusively in-licensed from Merck KGaA, Darmstadt, Germany that is directed to the solid state form of pimasertib. This patent family includes one issued U.S. patent and multiple foreign patents and/or applications, including granted patents in Austria, Australia, Belgium, Canada, Switzerland, Czech Republic, Germany, Denmark, Eurasia, Spain, France, United Kingdom, Italy, Japan, Luxembourg, Mexico, Netherlands, Poland, Portugal, Russian Federation, Sweden, Singapore, Taiwan, and South Africa, which are expected to expire in 2033. Our patent portfolio further includes a patent family exclusively in-licensed from Merck KGaA, Darmstadt, Germany that covers the composition of matter and methods of use of MSC2015103B with two issued U.S. patents and multiple foreign patents and/or applications, including granted patents in Argentina, Austria, Australia, Belgium, Brazil, Canada, Switzerland, China, Czech Republic, Germany, Denmark, Eurasia, Estonia, Spain, Finland, France, United Kingdom, Hong Kong, Croatia, Hungary, Ireland, Israel, India, Iceland, Italy, Korea, Lithuania, Luxembourg, Latvia, North Macedonia, Malta, Mexico, Netherlands, Norway, New Zealand, Philippines, Poland, Portugal, Romania, Russian Federation, Sweden, Singapore, Slovenia, Slovakia, Turkey, Ukraine, and South Africa, which are expected to expire in 2029.

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

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which the FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. The FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls.

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

The FDA reviews each submitted NDA before it determines whether to file it, based on the agency’s threshold determination that it is sufficiently complete to permit substantive review, and the FDA may request additional information. The FDA must make a decision on whether to file an NDA within 60 days of receipt, and such decision could include a refusal to file by the FDA. If the submission is filed, the FDA begins an in-depth review of the NDA. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for standard review drug products are reviewed within 10 to 12 months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late- submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its goal dates for standard and priority NDAs, and the review process can be extended by FDA requests for additional information or clarification.

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

If, or when, the deficiencies identified in the CRL have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of an NDA supplement or, in some cases, a new NDA, before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Disclosure of clinical trial information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial, is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

The first NDA applicant to receive FDA approval for a particular active moiety to treat a rare disease for which it has such designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Other benefits of orphan drug designation include tax credits for certain research and an exemption from the NDA user fee.

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

Accelerated approval

Accelerated approval may be granted for a product that is intended to treat a serious or life-threatening condition and that generally provides a meaningful therapeutic advantage to patients over existing treatments. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a clinical or survival benefit. The accelerated approval pathway often also requires a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence and, in most cases, the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

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

Rare pediatric disease designation and priority review vouchers

Under the Rare Pediatric Disease Priority Review Voucher program, the FDA may award a priority review voucher to the sponsor of an approved marketing application for a product that treats or prevents a rare pediatric disease. The voucher entitles the sponsor to priority review of one subsequent marketing application. A voucher may be awarded only for an approved rare pediatric disease product application. A rare pediatric disease product application is an NDA for a drug (in the case of a small molecule) that treats or prevents a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; in general, the disease must affect fewer than 200,000 such individuals in the United States; the NDA must be deemed eligible for priority review; the NDA must not seek approval for a different adult indication (i.e., for a different disease/condition); the drug must not contain an active ingredient that has been previously approved by the FDA; and the NDA must rely on clinical data derived from studies examining a pediatric population such that the approved product can be adequately labeled for the pediatric population. Before NDA approval, the FDA may designate a product in development as a product for a rare pediatric disease.

To receive a rare pediatric disease priority review voucher, a sponsor must notify the FDA, upon submission of the NDA, of its intent to request a voucher. If the FDA determines that the NDA is a rare pediatric disease product application, and if the NDA is approved, the FDA will award the sponsor of the NDA a voucher upon approval of the NDA. The FDA may revoke a rare pediatric disease priority review voucher if the product for which it was awarded is not marketed in the United States within 365 days of the product’s approval. The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or biologics license application, or BLA, and entitles the holder to priority review of the accompanying NDA or BLA. The sponsor submitting the priority review voucher must notify the FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. The FDA must take action on an NDA or BLA under priority review within six months of receipt of the NDA or BLA.

In December 2020, the program was reauthorized, allowing a product that is designated as a product for a rare pediatric disease prior to September 30, 2024, to be eligible to receive a rare pediatric disease priority review voucher upon approval of a qualifying NDA prior to September 30, 2026.

The Hatch-Waxman amendments

Orange Book Listing

Under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Amendments, NDA applicants are required to identify to the FDA each patent whose claims cover the applicant’s drug or approved method of using the drug. Upon approval of a drug, the applicant must update its listing of patents to the NDA in a timely fashion and each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.

Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredient(s), strength, route of administration, and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. An approved ANDA product is considered to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved under the ANDA pathway are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug pursuant to each state’s laws on drug substitution.

The ANDA applicant is required to certify to the FDA concerning any patents identified for the reference listed drug in the Orange Book. Specifically, the applicant must certify to each patent in one of the following ways: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. For patents listed that claim an approved method of use, under certain circumstances the ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents through a Paragraph IV certification, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA holder and patentee(s) once the ANDA has been accepted for filing by the FDA (referred to as the “notice letter”). The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice letter. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months from the date the notice letter is received, expiration of the patent, the date a settlement order or consent decree is signed and entered by the court stating that the patent that is the subject of the Paragraph IV certification is invalid or not infringed, or a decision in the patent case that is favorable to the ANDA applicant.

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

The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. However, the USPTO may decide not to grant an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested.

The total patent term after the extension may not exceed 14 years, and only one patent can be extended for any single product. The application for the extension must be submitted prior to the expiration of the patent, and for patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA.

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule that requires certain manufacturers of prescription drugs to collect and annually report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. As of January 1, 2021, manufacturers must collect information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse-midwives for reporting in the following year. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

We may also be subject to analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor. In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in those states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Further, certain states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Additionally, we may also be subject to state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

U.S. healthcare reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) prescribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid-managed care organizations, (iv) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs, (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (now 70%) point of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program, (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (ix) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been executive, legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how the U.S. Supreme Court ruling, other such litigation, or the healthcare measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. The Medicare reductions were phased back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction after June 30, 2022. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration of the United States announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. The Biden and Trump administrations both issued executive orders intended to favor government procurement from domestic manufacturers. In addition, the Trump administration issued an executive order specifically aimed at the procurement of pharmaceutical products, which instructed the federal government to develop a list of “essential” medicines and then buy those and other medical supplies that are manufactured, including the manufacture of the API, in the United States. It is unclear whether this executive order or something similar will be implemented by the Biden administration.

Further, on November 20, 2020, the U.S Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022, or the IRA, further delayed implementation of this rule to January 1, 2032. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Most recently, in August 2022, President Biden signed into law the IRA, which will, among other things, allows the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least seven years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

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

Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time-consuming and costly, which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our drug products. Additionally, we may develop, either by ourselves or with collaborators, companion diagnostic tests for our product candidates for certain indications. We, or our collaborators, if any, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.

The market for our product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. Competition to be included in such formularies often leads to downward pricing pressures. In particular, third-party payors may refuse to include a particular reference listed drug in their formularies or otherwise restrict patient access to a reference listed drug when a less costly generic equivalent or other alternative is available.

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

In addition, we expect that the increased emphasis on managed care and cost containment measures in the United States by third-party payors and government authorities will continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Employees and Human Capital Resources

We are committed to creating and maintaining a diverse, inclusive and safe work environment where our employees can bring their best selves to work each day. Our commitment to diversity extends through our recruitment, retention, learning and engagement and community partnerships. As part of our diversity, equity, inclusion and belonging strategy, we made an active decision to pursue opportunities for learning and engagement that bring people from different backgrounds together into conversation.

As of December 31, 2022, we had 121 full-time employees. Of these employees, 34 held Ph.D., Pharm.D. or M.D. degrees, and 72 were engaged in research, development and technical operations. From time to time, we also retain independent contractors to support our organization. Approximately half of our employees are based at our headquarters in Brisbane, California, with others working remotely. We have never experienced a work stoppage, none of our employees are represented by a labor union or covered by collective bargaining agreements, and we strive to attract and retain qualified employees in order to foster long-term working relationships.

We focus on employee development, engagement, and diversity and inclusion to identify, hire, develop, and retain the best talent. The principal purpose of our incentive share plan is to attract, retain and motivate selected employees, consultants and directors through the granting of incentive share-based compensation awards and cash-based performance bonus awards. We provide competitive compensation and benefits that are tailored specifically to the needs and requests of our employees and are designed to help us achieve our goals of attracting, hiring and retaining qualified personnel.

Facilities

Our principal executive office is located in Brisbane, California, where we lease approximately 12,000 square feet of office space. The lease expires in December 2024. There is no option to extend the lease term nor is there an option to terminate the lease prior to its expiration. We believe these facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Corporate Information

We were formed as a limited liability company under the laws of the State of Delaware in November 2018, under the name Hero Therapeutics Holding Company, LLC. We subsequently changed our name to Day One Therapeutics Holding Company, LLC in December 2018 and to Day One Biopharmaceuticals Holding Company, LLC in March 2020. In connection with our initial public offering, we converted from a Delaware limited liability company to a Delaware corporation and changed our name to Day One Biopharmaceuticals, Inc, or the Conversion. Our principal executive offices are located at 2000 Sierra Point Parkway, Suite 501, Brisbane, CA 94005, and our telephone number is (650) 484-0899. Our website address is www.dayonebio.com.

Additional Information

Our Internet website address is http://www.dayonebio.com. On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website at www.sec.gov that contains reports as well as other information regarding us and other companies that file materials with the SEC electronically.

Also available on our website is information relating to corporate governance at Day One and our board of directors, including our Corporate Governance Guidelines; our Code of Business Conduct and Ethics (for our directors, officers and employees), and our Board Committee Charters. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Day One Biopharmaceuticals, Inc., 2000 Sierra Point Parkway, Suite 501, Brisbane, CA 94005.

We use our Investor Relations website (http://ir.dayonebio.com) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD promulgated by the SEC. These disclosures are included in the “Press Releases” and “Events and Presentations” sections of our website. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

The information contained on our website does not constitute, and shall not be deemed to constitute, a part of this Annual Report on Form 10-K, or any other report we file with, or furnish to, the SEC. Our references to the URLs for websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described below, together with the other information contained in this annual report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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
•
We are substantially dependent on the success of our lead product candidate, tovorafenib (DAY101), which is currently in clinical development and has not completed a pivotal trial.
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
•
We rely on data from an investigator-initiated Phase 2 clinical trial in our regulatory filings and we do not control the trial operations or reporting of the results.
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

Since our inception, we have focused substantially all of our efforts and financial resources on the clinical development of our lead product candidate, tovorafenib (DAY101), initially for relapsed or progressive low-grade gliomas, or pLGGs, and our other current product candidate, pimasertib, an orally available small molecule inhibitor of MEK kinase, which we intend to use in combination with tovorafenib (DAY101) for the treatment of RAS- and RAF-dependent tumors. To date, we have financed our operations primarily through the sale and issuance of redeemable convertible preferred shares, convertible notes, and the completion of our initial public offering, or IPO, and follow-on public offerings of our common stock.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our redeemable convertible preferred shares, our convertible notes, the completion of our IPO and follow-on offerings of our common stock. For the years ended December 31, 2022 and 2021, we reported a net loss of $142.2 million and $72.8 million, respectively. We had an accumulated deficit of $269.7 million as of December 31, 2022. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib (DAY101) and pimasertib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidate and other product candidates, including our ongoing pivotal Phase 2 FIREFLY-1 trial for tovorafenib (DAY101), our ongoing pivotal Phase 3 FIREFLY-2 trial of tovorafenib (DAY101) as a potential frontline therapy in pLGG, our ongoing Phase 1b/2 FIRELIGHT-1 umbrella master trial of tovorafenib (DAY101) in adult RAS/RAF-altered solid tumors as a monotherapy and in combination with pimasertib, and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In addition, if we obtain marketing approval for tovorafenib (DAY101), pimasertib, or another product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of tovorafenib (DAY101), pimasertib, or such other product candidate. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

We are substantially dependent on the success of our lead product candidate, tovorafenib (DAY101), which is currently in clinical development and has not completed a pivotal trial.

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

Our ability to generate product revenue, which we do not expect will occur in the near future, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidate, tovorafenib (DAY101). The success of tovorafenib (DAY101) will depend on several factors, including the following:

•
successful and timely completion of current and future clinical trials resulting in attractive, competitive target product profiles, including our frontline pivotal Phase 3 FIREFLY-2 trial;
•
the results of our ongoing clinical trial for tovorafenib (DAY101) and Phase 1b/2 umbrella master trial of tovorafenib (DAY101) as a monotherapy and in combination with pimasertib meeting clinical endpoints;
•
acceptance of NDAs by the U.S. Food and Drug Administration, or FDA, or other similar clinical trial applications from foreign regulatory authorities for our future clinical trials for our pipeline product candidates;
•
timely and successful enrollment of patients in, and completion of, clinical trials with favorable results;
•
demonstration of safety, efficacy and acceptable risk-benefit profiles of our product candidates to the satisfaction of the FDA and foreign regulatory agencies and attractiveness of our product candidates to physicians, patients, advocates, payors and caregivers;
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
•
addressing any delays in our ongoing and planned clinical trials resulting from factors related to any macroeconomic conditions, major natural disaster or significant political event, including inflation and changes in interest rates, the war in Ukraine and the ongoing COVID-19 pandemic;
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

Our business depends entirely on the successful discovery or identification, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next 12 months, if ever. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, tovorafenib (DAY101), pimasertib, or another product candidate. Our ability to generate revenue and achieve profitability depends on several factors, including, but not limited to, our ability to:

•
complete a successful pivotal Phase 2 FIREFLY-1 trial with tovorafenib (DAY101) that achieves a competitive, clinically meaningful and generally well-tolerated target product profile;
•
complete a successful pivotal Phase 3 FIREFLY-2 trial with tovorafenib (DAY101) that achieves a competitive, clinically meaningful and generally well-tolerated target product profile in front-line pLGG;
•
complete a successful Phase 1b/2 FIRELIGHT-1 umbrella master trial of tovorafenib (DAY101) as a monotherapy and in combination with pimasertib in patients 12 years and older with tumors having activated RAF signaling;
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
•
maintain an acceptable safety profile of our products, including tovorafenib (DAY101) and pimasertib;
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

To become and remain profitable, we must succeed in designing, developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials for our product candidates, designing and/or acquiring additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, retaining intellectual property or marketing exclusivity and marketing and selling any products for which we may obtain marketing approval, if any. We are in the earlier stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. Our ability to raise capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, geopolitical instability, including the war in Ukraine, the ongoing COVID-19 pandemic or otherwise.

We had $342.3 million in cash, cash equivalents and short-term investments as of December 31, 2022. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses, and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
the costs, timing and outcome of obtaining regulatory approvals of our current or future product candidates or the modification of ongoing or planned clinical trials, and any companion diagnostics we may pursue;
•
the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our current or future product candidates;
•
the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or future product candidates;
•
to the extent we pursue strategic collaborations, including collaborations to commercialize tovorafenib (DAY101), pimasertib, or any of our future pipeline product candidates, if any, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses;
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

We will require additional capital to complete our planned clinical development programs for our current product candidates to obtain regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidates. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or product candidates or we may be unable to take advantage of future business opportunities. Furthermore, any additional capital-raising efforts may divert our team’s attention from their day-to-day activities, which may adversely affect our business, including our ability to develop and commercialize our current and future product candidates, if approved. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. In June 2022, we entered into an equity distribution agreement with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $150.0 million under an at-the-market offering program, or 2022 ATM. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to our 2022 ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, geopolitical instability, including the war in Ukraine, the ongoing COVID-19 pandemic or otherwise.

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

We rely on data from an investigator-initiated Phase 2 clinical trial in our regulatory filings and we do not control the trial operations or reporting of the results.

The pivotal Phase 2 FIREFLY-1 trial for our lead product candidate, tovorafenib (DAY101), is run as an investigator-initiated, multi-center trial in patients with relapsed/refractory pLGG that is being conducted by the Dana Farber Cancer Institute in collaboration with the Pacific Pediatric Neuro-Oncology Consortium, or PNOC. The last data reported from this trial was in January 2023. It is possible that additional data, when reported, will not demonstrate similar results. We have no control over the timing of such clinical data announcements. In addition, although we expect that our pivotal Phase 2 FIREFELY-1 trial in pLGG will provide a sufficient dataset to support approval based on preliminary discussions with regulatory agencies, we cannot assure you that the FDA will not require data from additional patients or additional follow-up data from existing patients to support approval. In later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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
•
regulators revising the requirements for approving our product candidates; and
•
receipt of feedback from regulatory authorities that would require us to include data from additional patients or longer term efficacy and safety data.

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

•
clinicians’ and patients’ awareness of, and perceptions as to, the potential advantages and risks of our product candidates in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•
the availability, expertise, and selection of contract research organizations, or CROs, to manage operations related to clinical trial enrollment;
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

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. There may be competing trials, as well as the limited bandwidth of pediatric oncology institutions for running trials, which can lead to the prioritization of certain trials, resulting in delays in our clinical trials. In addition, parents may be reluctant to enroll their children in our clinical trials, or may decide to withdraw their children from our clinical trials to pursue other therapies.

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

We expect to face competition from existing products and products in development for each of our programs. Drug discovery efforts focused on V600 mutations have led to clinical success in some cancers. Three BRAF inhibitors have been approved by the FDA for the treatment of tumors containing V600E or V600K mutations. These first-generation BRAF inhibitors, known more generally as Type I RAF inhibitors, are vemurafenib, marketed as Zelboraf® by Genentech; dabrafenib, marketed as Tafinlar® by Novartis; and encorafenib, marketed as Braftovi® by Pfizer. Dabrafinib, in combination with trametinib, marketed as Mekinist® by Novartis, has been approved for the treatment of adult and pediatric patients ≥ 6 years of age with unresectable or metastatic solid tumors with BRAF V600E mutation who have progressed following prior treatment and have no satisfactory alternative treatment options. This includes BRAF V600E pLGG, a subset (10%-20%) of the greater RAF-altered pLGG clinical scope of the tovorafenib (DAY101) development program. Further, dabrafenib, in combination with trametinib, is being evaluated in a Novartis-sponsored randomized Phase 2 clinical trial in newly diagnosed patients with BRAF V600 mutant pLGG. Novartis has announced their plans to file a Supplemental New Drug Application based on data of this trial in early 2023.

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

BeiGene has two next-generation BRAF programs: Lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study. Hanmi/Genentech are developing belvarafenib in combination with cobimetinib in a Phase 1b clinical trial. Fore Therapeutics (formerly NovellusDx) is developing the RAF dimer breaker PLX8394 in a Phase 1/2 trial in combination with cobicistat. Kinnate is developing KIN-2787 in a monotherapy Phase 1 clinical trial as well as in combination with the MEK inhibitor binimetinib in a Phase 1b clinical trial. Black Diamond Therapeutics have next-generation BRAF inhibitors in various stages of preclinical development. Jazz Pharmaceuticals and Redx have announced that the pan-RAF inhibitor JZP815 has entered clinical development in a Phase 1 trial. Erasca recently announced that it has entered into an exclusive worldwide license agreement with Novartis for naporafenib, a Phase 2 pivotal-ready pan-RAF inhibitor with a potential first-in-class and best-in-class profile in NRAS mutant melanoma and other RAS/MAPK pathway-driven tumors.

With regard to the treatment of pLGG, some MEK inhibitors’ and some type I RAF inhibitors’ other targeted therapies are being studied in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. The off-label use of these agents may represent competition for tovorafenib (DAY101) when it enters the market.

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

Adverse side effects, other safety risks or aesthetic side effects associated with tovorafenib (DAY101), pimasertib or any future product candidates we may develop could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following marketing approval, if any.

As is the case with pharmaceuticals generally, we have observed side effects and adverse events associated with our lead product candidate, tovorafenib (DAY101), and our other product candidates. These side effects included maculopapular rash, anemia, headache, elevation in blood creatinine phosphokinase (CPK), nausea, skin and hair discoloration and fatigue.

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

Additionally, patients treated with our product candidates have undergone, or may also be undergoing, medical, surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons, which could impact development of tovorafenib (DAY101), pimasertib or our other product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from such product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of our product candidates or reduce the duration of time that physicians expect to use our product in particular patients. Any of these occurrences may significantly harm our business, prospects, financial condition and results of operations.

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our product candidates, if approved. We may also be required to modify our study plans based on findings in our clinical trials. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial. Many drugs that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling, or deny regulatory approval of the product candidate.

It is possible that, as we test our product candidates in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of our product candidates becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may significantly harm our business, financial condition, results of operations and prospects significantly.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the initial interim data and the topline data analysis for the pivotal Phase 2 of our tovorafenib (DAY101) trial. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Therefore, positive interim or initial results in any ongoing clinical trial may not be predictive of such results in the completed study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published.

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. The payor mix for pediatric products in the United States is a fragmented combination of state-specific Medicaid policies and a broad universe of private insurance companies. There is no consistent policy or leading payor to inform other price-setting entities. National payor policies are expected to be critical to our ability to achieve broad payment coverage. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We plan to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

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

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. For example, if successful, we believe that the pivotal Phase 2 FIREFLY-1 trial of tovorafenib (DAY101) may be sufficient to support FDA approval of an NDA for tovorafenib (DAY101), but the FDA may disagree with the sufficiency of our data and require additional clinical trials. Additionally, depending upon the results of the pivotal Phase 2 FIREFLY-1 trial of tovorafenib (DAY101), we may receive accelerated approval for tovorafenib (DAY101), which would require additional data and potentially a confirmatory trial to validate the clinical benefit of the drug. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of tovorafenib (DAY101) or pimasertib or any other product candidate may not be predictive of the results of our later-stage clinical trials. Additionally, we have become aware of competitor clinical trials in front-line pLGG and we believe the FDA and other regulators may consider the design and results of these trials when evaluating our front-line program. For example, while we may believe certain results in patients, such as stable disease, suggest encouraging clinical activity, stable disease is not considered a response for regulatory purposes in an endpoint assessing overall response rate, or ORR.

In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. For example, in May 2022, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options.

Clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits, and failure in clinical trials can occur at any stage. Companies in the pharmaceutical industry frequently suffer setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. The FDA could delay, limit or deny approval of a product candidate for many reasons, including because the FDA may:

•
not deem our product candidate to be safe and effective;
•
determine that the product candidate does not have an acceptable benefit-risk profile;
•
determine in the case of an NDA seeking accelerated approval that the NDA does not provide evidence that the product candidate represents a meaningful advantage over available therapies;
•
determine that ORR as the primary endpoint, complemented by key secondary endpoints, is insufficient to reliably define clinical benefit;
•
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
•
disagree regarding the formulation, labeling and/or the specifications;
•
not approve the manufacturing processes associated with our product candidate or may determine that a manufacturing facility does not have an acceptable compliance status;
•
change approval policies or adopt new regulations; or
•
not file a submission due to, among other reasons, the content or formatting of the submission.

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

If we experience delays in obtaining approval or if we fail to obtain approval of tovorafenib (DAY101) or pimasertib, or our future product candidates, if any, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired, which would adversely affect our business, prospects, financial condition and results of operations.

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

Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, in 2021, the Oncology Center of Excellence announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies. Furthermore, in addition, Congress is considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances.

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

Moreover, a recent Eleventh Circuit decision in Catalyst Pharmaceuticals, Inc. vs. FDA regarding interpretation of the Orphan Drug Act exclusivity provisions as applied to drugs approved for orphan indications narrower than the drug’s orphan designation has the potential to significantly broaden the scope of orphan drug exclusivity for such products. Depending on how broadly the FDA applies the Catalyst decision, it could fundamentally change how companies rely on, or seek to work around, orphan drug exclusivity. Legislation has also been introduced that may reverse the Catalyst decision, but such legislation is still in early stages and has not been passed.

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

A companion diagnostic is generally developed in conjunction with the clinical program for an associated therapeutic product. To date, the FDA has required premarket approval of the vast majority of companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a drug product, the FDA requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before such product can be commercialized. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

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

•
the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to teaching hospitals, as well as ownership and investment interests held by physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and their immediate family members. Beginning January 1, 2021, manufacturers are required to collect information regarding payments and transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives for reporting in the following year. The reported information is made available on a public website; and
•
analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, including price increases. Certain state and local laws require the registration of pharmaceutical sales representatives. Certain state and non-U.S. laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, also govern the privacy and security of health information in some circumstances, thus complicating compliance efforts.

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

There have been executive, judicial and Congressional challenges to repeal or replace certain aspects of the ACA, including measures taken during the former U.S. president’s administration. The Trump administration released executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, since January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In November 2020, the U.S. Supreme Court held oral arguments on the U.S. Court of Appeals for the Fifth Circuit’s decision that held that the individual mandate is unconstitutional. On February 10, 2021, Biden administration withdrew the federal government’s support for overturning the ACA. In June 2021, the U.S. Supreme Court remanded the case with instructions to dismiss for lack of standing. However, the U.S. Supreme Court did not decide the ultimate issue of the validity of the individual mandate. Thus, there may be other efforts to challenge the individual mandate or to challenge, repeal or replace the ACA. It is unclear how the U.S. Supreme Court ruling, other such litigation and the healthcare reform measures of the current presidential administration will impact the ACA and our business.

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

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the former president of the United States used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders, and policy initiatives. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. In addition, the Secretary of the HHS recently proposed testing three new models for pricing efficiency, including one that develops payment methods for drugs approved under accelerated approval, in consultation with the Food and Drug Administration, to encourage timely confirmatory trial completion and improve access to post-market safety and efficacy data with the goal of reducing Medicare spending on drugs that have no confirmed clinical benefit. Further, at the state level, individual states have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. It is also possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic.

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

We have never commercialized a product candidate as a company before and currently lack the comprehensive, fully staffed expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

We have never commercialized a product candidate as a company. We may license certain rights with respect to our product candidates to collaborators and rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing approval, we will have to develop our own sales, marketing, market access, commercial planning and supply organization or outsource these activities to a third-party. We are planning on finding collaborations to secure regulatory approvals and commercialize our products outside of the United States. We cannot assure that any collaboration(s) will result in short-term or long-term benefit to the company.

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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. In addition, these third parties may be subject to supply chain or inflationary pressures that limit their ability to achieve anticipated timelines or result a greater cost to us. For example, we are aware of a shortage of non-human primates available for preclinical studies and although that is not expected to impact our current business if we begin new product development programs we could be subject to longer development times or difficulty completing necessary research. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible.

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

We do not have any manufacturing facilities, and we currently contract with certain third-party manufacturers in China. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if any of our product candidates obtain marketing approval. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus and the actions undertaken to contain the COVID-19 virus or treat its effects. We cannot be sure if lock-down measures or restrictions will be implemented and what, if any, impact that may have on our facilities and operations in the region, including but not limited to a decrease or disruption of production, increased costs of production or other interruptions in our supply chain. In addition, any disruption in production or inability of our manufacturers specifically in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Any of these matters could materially adversely affect our business, financial condition and results of operations. In addition, disruptions in logistics routes and transportation capabilities could disrupt our supply chain. And, if we experience unexpected spikes in demand over time, we risk running out of our necessary supplies.

We may be unable to establish any agreements with third-party manufacturers or do so on favorable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
reliance on the third party for regulatory, compliance and quality assurance;
•
reliance on the third party for product development, analytical testing, and data generation to support regulatory applications;
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
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
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

We rely on a limited number of suppliers for raw materials and any disruptions arising from our sole suppliers could result in delays in our clinical trials or otherwise adversely affect our business and results of operations.

We rely on a limited number of suppliers, some of whom are our sole source for certain materials, and some of whom are based in foreign jurisdictions. Our small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, including inflation and changes in interest rates, natural disasters, fire, acts of terrorism, pandemics, including the COVID-19 pandemic, or other catastrophic events. Further, in the case of materials for which we have a sole supplier, even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions, which may adversely affect our business and results of operations.

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

We had 121 full-time employees as of December 31, 2022. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 pandemic and the subsequent increase of “work from home” have generally increased the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants, and other third-party partners, or inappropriate disclosure of confidential, sensitive, or proprietary information, we could incur liability and reputational damage and the further development and commercialization of tovorafenib (DAY101), pimasertib, or any future product candidates could be delayed. Any breach, loss or compromise of proprietary, sensitive, or confidential information may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. For example, the California Consumer Privacy Act of 2018, or the CCPA, as amended by the California Privacy Rights Act, or the CPRA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences.

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

The state of California recently enacted the CCPA, which creates new individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA, in effect since January 1, 2020, and most recently amended by the CPRA, is now in effect as of January 1, 2023 with enforcement beginning on July 1, 2023, subject to the regulations promulgated through a newly created enforcement agency called the California Privacy Protection Agency, or the CPPA. The CCPA gives California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability. The CCPA has prompted several proposals for new federal and state-level privacy legislation, such as in Nevada, New Hampshire, Ohio, New York, Washington, Illinois and Nebraska, as well as in Virginia, which passed the Virginia Consumer Data Protection Act, or VCDPA (effective as of January 1, 2023), and Colorado, which enacted the Colorado Privacy Act, or CoPA, which is set to take effect on July 1, 2023. The VCDPA, CoPA and other such proposed legislation, if enacted, could increase our potential liability and compliance costs, and adversely affect our business.

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

Further, European data protection laws generally prohibit the transfer of personal information to countries outside of the EEA, UK, and Switzerland, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal information from the EEA, UK, and Switzerland to the United States and other countries, they are or may become subject to legal challenges that, if successful, could invalidate these mechanisms, restrict our ability to process personal information of Europeans outside of Europe and adversely impact our business. For example, in July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, which enabled the transfer of personal information from EU to the U.S. for companies that had self-certified to the Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the CJEU did not invalidate the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to uncertainty regarding the use of such mechanisms for data transfers to the United States, and the CJEU made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The European Data Protection Board, or EDPB, issued additional guidance regarding the CJEU’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers. In June 2021, the European Commission adopted new Standard Contractual Clauses under the GDPR for transfers of personal data outside the EU to countries that the European Commission has not deemed to provide an adequate level of protection for such personal data. If we elect to rely on the new Standard Contractual Clauses for personal data transfers out of the EU, and in light of the EDPB recommendations, we may be required to expend significant resources to meet the obligations the new Standard Contractual Clauses impose; for example, we may be required to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. We will also have to spend resources to ensure that these new Standard Contractual Clauses continue to be incorporated into all contracts governing data processing and cross-border transfer. In addition, it is anticipated that the UK will finalize its new model clauses governing cross-border data transfers, and therefore we will have to spend additional time and resources seeking to comply with the UK’s unique requirements in this area. Due to potential legal challenges, there is uncertainty regarding whether the new EU Standard Contractual Clauses will remain a valid mechanism for transfers of personal information out of the EEA. The use of Standard Contractual Clauses for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. To comply with these requirements and as supervisory authorities continue to issue further guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of Europe, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our products and services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

We have engaged in strategic transactions, for instance with affiliates of Takeda Pharmaceutical Company Limited, Viracta Therapeutics, Inc. and Merck KGaA, Darmstadt, Germany, and from time to time, we may consider further strategic transactions, such as acquisitions of companies, businesses or assets and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near term or long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, inter partes review proceedings and post grant review proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.

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

Although no third party has asserted a claim of patent infringement against us as of December 31, 2022, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Our current lead product candidates are protected by, among other intellectual property rights, patents and patent applications we co-own and exclusively in-license from Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.). Our current lead product candidates and pipeline and our anticipated near-term pipeline may include technologies, licensed from other third parties, including, for example, Merck KGaA, Darmstadt, Germany.

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

Third parties may also raise similar invalidity claims before the USPTO or patent offices abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review proceedings, post grant review proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity and/or unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our licensors, and the patent examiners are unaware during prosecution. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or the patents and patent applications of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. If a third-party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

We rely in part on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

We have entered into or may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties. We may become subject to litigation where a third party asserts that we or our employees inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

Some of our own issued patents or pending patent applications may have been generated through the use of U.S. government funding, and we may acquire or license in the future intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our existing or future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

No earlier than June 1, 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC.

This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors.

For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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
•
general economic, industry and market conditions, including rising interest rates and inflation, many of which are beyond our control; and
•
other events or factors, including those resulting from global pandemics, such as the COVID-19 pandemic, or war, incidents of terrorism or responses to these events, including those related to the war in Ukraine.

In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, increase in inflation and changes in interest rates, and disruptions to the supply chain, that have been often unrelated or disproportionate to the operating performance of the issuer. Furthermore, the trading price of our common stock may be adversely affected by third parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

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

The holders of an aggregate of 73,458,176 shares of our outstanding common stock as of December 31, 2022 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 34% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We could be an emerging growth company for up to five fiscal years following the completion of the IPO; provided, however, certain circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700 million, if we have total annual gross revenue of $1.235 billion or more, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time. As of December 31, 2023, we will lose our status as an emerging growth company and will no longer be able to take advantage of the exemptions from various reporting requirements, beginning with our annual report for the fiscal year ending December 31, 2023, to be filed in 2024.

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

Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

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

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim and may result in increased costs for a stockholder to bring such a claim, in a judicial forum of their choosing for disputes with us or our directors, officers, or other employees, or the underwriters of any offering giving rise to such claim, which may discourage lawsuits against us and our directors, officers, and other employees.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our products once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K for the year ended December 31, 2022. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Brisbane, California, where we lease approximately 12,000 square feet of office space. The lease expires in December 2024. There is no option to extend the lease term nor is there an option to terminate the lease prior to its expiration. We believe these facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Holders of Record

As of March 1, 2023, there were approximately 36 stockholders of record of our common stock based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For the comparison of the financial results for the fiscal years ended December 31, 2021 and 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 7, 2022. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Day One” refer to Day One Biopharmaceuticals, Inc.

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

Tovorafenib (DAY101) has been granted Breakthrough Therapy designation by the FDA in August 2020 for the treatment of pLGG based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in pLGG patients. Pediatric low-grade glioma is the most common brain tumor diagnosed in children for which there is no standard of care and for which there are no approved therapies for the majority of patients. We received Orphan Drug designation for the treatment of malignant glioma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted Rare Pediatric Disease designation to tovorafenib (DAY101) for treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration in July 2021.

We have initiated and fully enrolled a pivotal Phase 2 trial, or FIREFLY-1, of tovorafenib (DAY101) as a monotherapy for pediatric patients with relapsed or progressive low-grade glioma harboring an activating BRAF alteration. The first patient was dosed in FIREFLY-1 in May 2021 and we completed enrollment in the registrational arm in May 2022. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients now that the primary cohort has completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib (DAY101) in patients aged six months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion. We reported initial data from an interim analysis from the FIREFLY-1 trial in June 2022 and top-line data for all patients in January 2023. Topline data from January 2023 demonstrated an overall response rate, or ORR, of 64% in the 69 Response Assessment for Neuro-Oncology, or RANO, evaluable patients, comprising of 3 confirmed complete responses, or CR, and 41 partial responses, or PR (31 confirmed partial responses and 10 unconfirmed partial response, or uPR). We observed an additional 19 patients with stable disease, or SD, resulting in a clinical benefit rate of 91% (CR+ PR/uPR+ SD). Safety data, based on 77 treated patients, indicated monotherapy tovorafenib to be generally well-tolerated. We believe tumor reduction or stabilization is clinically meaningful for pLGG patients, as both are perceived as beneficial given the lack of approved therapies for the majority of patients. We anticipate presenting additional data from the FIREFLY-1 trial at an upcoming medical meeting in the second quarter of 2023, and reviewing key portions of the data from the study with the FDA at a pre-New Drug Application, or NDA, meeting in advance of our planned submission of an NDA in the first half of 2023.

We have initiated a pivotal Phase 3 trial, or FIREFLY-2, of tovorafenib (DAY101) as a frontline therapy in pLGG in the second quarter of 2022, with the first site having been initiated in June 2022. The first patient was dosed in FIREFLY-2 in March 2023.

Our second product candidate, pimasertib, is an oral, highly-selective small molecule inhibitor of mitogen-activated protein kinase kinases 1 and 2, or MEK, a well-characterized key signaling node in the MAPK pathway. Pimasertib has been studied in more than 10 Phase 1/2 clinical trials in over 850 patients with various tumor types, both as monotherapy and in combination with standard of care therapies. Published preclinical studies indicated that pimasertib has higher central nervous system, or CNS, penetration than other MEK inhibitors.

We have initiated an open-label, multicenter, Phase 1b/2a umbrella master trial, or FIRELIGHT-1, of tovorafenib monotherapy or combination therapy, which consists of two substudies. Substudy 1 is a Phase 2 trial of tovorafenib (DAY101) as monotherapy in patients 12 years and older with RAF–altered tumors; the first patient was dosed in November 2021. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib (DAY101) and pimasertib in patients 12 years and older with various MAPK-altered solid tumors; the first patient was dosed in May 2022. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, tumors with BRAF wild-type fusions, and tumors driven by KRAS alterations.

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

Since our inception in November 2018, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and building our pipeline; organizing and staffing our company; business planning; establishing and maintaining our intellectual property portfolio; establishing arrangements with third parties for the manufacture of our product candidates; raising capital; preparing for commercial launch; and providing general and administrative support for these operations. We do not have any products approved for commercial sale and have not generated any revenues from product sales or any other source and have incurred net losses since commencement of our operations. For the years ended December 31, 2022 and 2021, we reported a net loss of $142.2 million and $72.8 million, respectively. We had an accumulated deficit of $269.7 million and $127.5 million as of December 31, 2022 and 2021, respectively. We expect a significant increase in expenses and substantial losses for the foreseeable future as we continue our development of, and seek regulatory approvals for our product candidates, commercialize any approved products, and seek to expand our product pipeline and invest in our organization. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses that we did not incur as a private company.

To date, we have funded our operations through the sale of our redeemable convertible preferred shares, convertible notes and common stock in our initial public offering and subsequent public offering.

Cash and cash equivalents and short-term investments totaled $342.3 million as of December 31, 2022. Based on our current operating plan, management believes we have sufficient capital resources to fund anticipated operations into 2025. Because of the numerous risks and uncertainties associated with product development, we may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

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

COVID-19 pandemic

The full impact of the ongoing COVID-19 pandemic remains highly uncertain and subject to change. There are many uncertainties around the COVID-19 pandemic and future developments, which are unpredictable, may result in a material, negative impact to our operations and financial condition. We have experienced and expect to continue to experience volatility in services rendered from our third-party service providers as local governments respond to resurgences and the emergence of new strains, each of which may result in the prolonged reinstitution, extension or enhancement of protective measures. With respect to manufacturing and supply, we do not anticipate disruptions to our drug supply chain, and we cannot be sure if lock-down measures or restrictions will be implemented and what, if any, impact that may have on our facilities and operations.

Our management team continues to actively monitor this evolving health crisis and its effects on our financial condition, liquidity, operations, key vendors and workforce.

Inflation Reduction Act

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes an Alternative Minimum Tax based on the Adjusted Financial Statement Income of Applicable Corporations. Based on our initial evaluation, we do not believe the Inflation Reduction Act will have a material impact on our income tax provision and cash taxes. We continue to monitor the changes in tax laws and regulations to evaluate their potential impact on our business.

Significant Agreements

Takeda asset agreement

On December 16, 2019, DOT Therapeutics-1, Inc., or DOT-1, our subsidiary, entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Pursuant to the Takeda Asset Agreement, DOT-1 purchased certain technology rights and know-how related to TAK-580 (which is now tovorafenib (DAY101)) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. DOT-1 also received clinical inventory supplies to use in our research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to DOT-1 its exclusive license agreement, or the Viracta License Agreement, with Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.), or Viracta. Takeda also granted DOT-1 a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. DOT-1 also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by DOT-1 in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of Conversion in connection with the Millennium Stock Exchange Agreement.

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, DOT-1 made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1 in December 2019. The fair value of issued shares was estimated as $9.9 million, based on the price paid by other investors for issued shares in the Series A financing of DOT-1. Based on the terms of the Millennium Stock Exchange Agreement, Takeda exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of DOT-1 for 6,470,382 shares of our common stock upon the effectiveness of the Conversion, on May 26, 2021.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses in 2019. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No other milestones, except as discussed above, were achieved and due as of December 31, 2022.

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

Effective December 31, 2021, DOT-1 was merged with and into our company, with our company being the surviving corporation and assuming DOT-1’s obligations under Viracta License Agreement.

License agreement with Merck KGaA, Darmstadt, Germany

On February 10, 2021, DOT Therapeutics-2, Inc., or DOT-2, our subsidiary, entered into a license agreement, or the MRKDG License Agreement, with Merck KGaA, Darmstadt, Germany, a pharmaceutical corporation located in Darmstadt, Germany. Under the MRKDG License Agreement, Merck KGaA, Darmstadt, Germany granted to us an exclusive worldwide license, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for us to research, develop, manufacture and commercialize products containing and comprising the pimasertib and MSC2015103B compounds. We also received clinical inventory supplies to use in its research and development activities. Our exclusive license grant is subject to a non-exclusive license granted by Merck KGaA, Darmstadt, Germany’s affiliate to a cancer research organization and Merck KGaA, Darmstadt, Germany retains the right to conduct, directly or indirectly, certain ongoing clinical studies relating to pimasertib.

Under the MRKDG License Agreement, we have obligations to use commercially reasonable efforts to develop and commercialize at least two licensed products in at least two specified major market countries by the year 2029.

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, we made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. Additionally, we made a milestone payment of $2.5 million, which was recorded as research and development expenses due to the nature of the license agreement and the milestone event relating to the first dosing of a patient in a first clinical trial of a product containing pimasertib, in the year ended December 31, 2022. We may also be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, including due to the ongoing COVID-19 pandemic; and
•
the extent to which we establish additional strategic collaborations or other arrangements.

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

General and administrative expenses

General and administrative expenses consist primarily of personnel-related costs, legal and professional service costs, insurance costs and facility-related costs. Personnel-related costs include salaries, bonuses, benefits, share-based compensation, travel expenses and other related costs, for personnel in our executive, finance, corporate, business development, and administrative functions. Legal and professional service expenses include legal fees related to intellectual property and corporate matters; professional fees for accounting, auditing, tax, human resources, business development, and other consulting services; and travel expenses and facilities-related expenses.

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we anticipate an increase in our personnel headcount to support expansion of research and development efforts for our product candidates, increase our team and resources dedicated to commercial market preparation, as well as to support our operations generally. We also expect an increase in expenses associated with being a public company, including costs related to compliance with the requirements of the Nasdaq Global Select Market, or Nasdaq, and the Securities and Exchange Commission, or SEC; additional director and officer insurance costs; and investor and public relations costs.

Net loss attributable to redeemable convertible noncontrolling interest

Net loss attributable to redeemable convertible noncontrolling interest represented a portion of the net loss that is not allocated to us in our subsidiary, DOT-1. On May 26, 2021, in connection with the terms of the Millennium Stock Exchange Agreement, Takeda exchanged its shares in DOT-1 for shares of our common stock. At that time, the redeemable convertible noncontrolling interest was extinguished, and DOT-1 became our wholly owned subsidiary.

Exchange of redeemable noncontrolling interest shares – deemed dividend

For the year ended December 31, 2021, as a result of an exchange of shares by Takeda, we recognized an extinguishment loss of approximately $100.0 million to additional paid-in-capital, which was calculated as a difference between the fair value of common stock issued to Takeda in the conversion and the carrying value of redeemable noncontrolling interest at the conversion date. The all-stock, non-cash exchange was treated as a deemed dividend in the calculation of net loss attributable to common stockholders and net loss per share.

Results of Operations

Comparison of year ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$85,618	$43,584	$42,034	96.4%
General and administrative	61,291	29,159	32,132	110.2%
Total operating expenses	146,909	72,743	74,166	102.0%
Loss from operations	(146,909)	(72,743)	(74,166)	102.0%
Interest income, net	4,746	4	4,742	*
Other expense, net	(18)	(15)	(3)	20.0%
Net loss	(142,181)	(72,754)	(69,427)	95.4%
Net loss attributable to redeemable convertible noncontrolling interests	—	(2,109)	2,109	*
Exchange of redeemable noncontrolling interest shares – deemed dividend	—	(99,994)	99,994	*
Net Loss attributable to common stockholders/members	$(142,181)	$(170,639)	$28,458	-16.7%

Research and development expenses

Research and development expenses increased $42.0 million, from $43.6 million for the year ended December 31, 2021, to $85.6 million for the year ended December 31, 2022. In the year ended December 31, 2022, as compared to December 31, 2021, third-party expenses increased by $29.0 million, due primarily to an increase in clinical trial, manufacturing and other product development expenses, personnel related expenses increased by $18.1 million resulting from additional headcount and share-based compensation, and upfront and milestone expenses decreased by $8.5 million due to the timing of milestone payments.

The following table summarizes our external and internal research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$50,175	$21,181
Milestone payment related to the MRKDG License Agreement	2,500	—
Upfront payment related to the MRKDG License Agreement	—	8,000
Milestone payment related to the Viracta License Agreement	—	3,000
Other research and development costs, including laboratory materials and supplies	3,598	243
Internal costs:
Employee related expenses	29,345	11,160
Total research and development expenses	$85,618	$43,584

(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib (DAY 101) program and the pimasertib program were $43.2 million and $6.9 million, respectively, for year ended December 31, 2022, compared to $19.8 million and $1.4 million, respectively, for the year ended December 31, 2021.

General and administrative expenses

General and administrative expenses increased $32.1 million, from $29.2 million for the year ended December 31, 2021 to $61.3 million for the year ended December 31, 2022. The increase in general and administrative expenses was primarily due to $17.1 million in employee compensation costs driven by headcount growth, $10.6 million in professional services, legal and insurance driven by the build out of commercial capabilities and continued expansion of business operations and $4.4 million in facilities costs and other expenses.

Exchange of redeemable noncontrolling interest shares – deemed dividend

In May 2021, we exchanged Takeda’s redeemable noncontrolling interest shares in DOT-1 for shares of common stock of Day One Biopharmaceuticals, Inc., which resulted in accounting for the transaction as a deemed dividend. As such, we recognized a $100.0 million non-cash extinguishment loss to additional paid-in capital, which was calculated as a difference between the fair value of common stock issued to Takeda in the Conversion and the carrying value of the redeemable noncontrolling interest at the conversion date. This was disclosed below net loss on the consolidated statements of operations as a deemed dividend and included in the net loss per share calculation for the year ended December 31, 2021. There was no such loss recognized during the year ended December 31, 2022.

Liquidity and Capital Resources

Sources of liquidity

In June 2022, we entered into an equity distribution agreement with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock having an aggregate offering price of up to $150.0 million from time to time, or the 2022 ATM. The issuance and sale of these shares by us pursuant to the 2022 ATM were deemed an “at-the-market” offering under the Securities Act. As of December 31, 2022, we have not sold any shares of our common stock under the 2022 ATM.

In June 2022, we completed a follow-on offering and issued and sold 11,500,000 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 1,500,000 shares of common stock) at a price to the public of $15.00 per share for net proceeds of approximately $161.6 million, after deducting underwriting discounts, commissions and offering costs.

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

As of December 31, 2022, we had an accumulated deficit of $269.7 million and $342.3 million in cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements over the next 12 months and into 2025.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures including our license, clinical trial and laboratory costs as well as to a lesser extent, general and administrative expenditures including our salary and consulting expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our material cash requirements include the following contractual and other obligations.

Leases

We have an operating lease obligation for office space. As of December 31, 2022, the Company had fixed lease payment obligations of approximately $0.9 million, with approximately $0.5 million payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We have entered into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of December 31, 2022, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

We have entered into licensing agreements, which require us to pay milestones contingent upon meeting of specific events. We made milestones payment of $2.5 million related to the first dosing of a patient in a first clinical trial of a product containing pimasertib in the year ended December 31, 2022 and $3.0 million related to the Viracta License Agreement in the year ended December 31, 2021. We are required to pay royalties on sales of products developed under these agreements. All our products are in development as of December 31, 2022 and no such royalties are due. As of December 31, 2022, we do not have any contingent payment obligations since the amount, timing and likelihood of such payments are not known.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(109,874)	$(48,539)
Net cash used in investing activities	(255,074)	(8,000)
Net cash provided by financing activities	165,901	297,120
Net (decrease) increase in cash and cash equivalents	$(199,047)	$240,581

Operating activities

Net cash used in operating activities for the year ended December 31, 2022 was $109.9 million, consisting of our net loss of $142.2 million, changes of approximately $6.6 million in net operating assets and liabilities and by non-cash charges of $25.7 million, which is primarily comprised of share-based compensation expense of $27.2 million. Changes in operating assets and liabilities were primarily related to an increase in accrued expenses and other current liabilities of $9.2 million. This was partially offset by a decrease of accounts payable of $1.5 million, an increase to operating lease liabilities of $0.3 million, an increase to deposits and other long-term assets of $0.3 million, and an increase to prepaid expenses and other current assets of $0.5 million.

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

Investing activities

Net cash used in invested activities for the year ended December 31, 2022 was $255.1 million attributable to the purchase of short-term investments and property and equipment expenditures of $0.4 million. This was partially offset by the proceeds from the maturity of short-term investments of $0.1 million.

Net cash used in investing activities for the year ended December 31, 2021 was $8.0 million, attributable to the payment under the MRKDG License Agreement.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2022 was $165.9 million, primarily attributable to the net proceeds from the issuance of common stock in connection with our follow-on offering of common stock. Additionally, there was $4.3 million of net cash provided by financing activities related to proceeds from the issuance of common stock upon stock option exercises and purchases made under our 2021 Employee Stock Purchase Plan.

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

We believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be imprecise, and we could use our available capital resources sooner than we currently expect.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, including inflation and changing interest rates, and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Off-balance sheet arrangements

We did not during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC other than our indemnification agreements as described in Note 6 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the Notes to our Consolidated Financial Statements appearing within Item 8 of this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued research and development expenses

We record accrued liabilities for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with our third-party service providers under the service agreements.

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

If we do not identify costs that have begun to be incurred or if we under- or over-estimate the level of services performed or the costs of these services, actual expenses could differ from our estimates. To date, we have not experienced any material differences between accrued costs and actual costs incurred. However, due to the nature of estimates, we cannot assure that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Share-based compensation

Prior to our IPO, we recognized share-based compensation expense based on the estimated fair value of all share-based awards, incentive shares and restricted share awards, on the date of grant using the option-pricing model. The option-pricing model requires the input of subjective assumptions, including the fair value of the underlying common shares, the expected term of the award, the expected volatility, risk-free interest rates and the dividend yield. In determining the fair value of common shares, the methodologies used to estimate the enterprise value were performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The participation threshold amounts were determined by the board of directors at the time of grant. The expected life of the awards granted during the period was determined based on an expected time to the liquidation event. We applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant consistent with the life of the award. The expected volatility was based on a peer group in the industry in which we did business consistent with the expected time to liquidity. The dividend yield was set at zero as the underlying security did not and was not expected to pay a dividend.

Subsequent to closing of the IPO, we use the Black-Scholes valuation model to estimate the fair value of options granted, intrinsic value to estimate the fair value of restricted stock awards, and fair value of our common stock at the grant date for restricted stock units.

The Black-Scholes option-pricing model, used to estimate fair value of stock options awards, requires the use of the following assumptions:

•
Fair Value of Common Stock—the closing price on the Nasdaq market at the grant date.

•
Expected Term—The expected term represents the period that the share-based awards are expected to be outstanding. The expected term for stock options is calculated using the simplified method, as the weighted-average vesting term of the award and the award’s contract period. We utilize this method due to lack of historical exercise data and the plain-vanilla nature of our service condition share-based awards. For our performance condition stock option awards, we calculate the expected term by taking into consideration the option’s contractual life, the timing of when milestones are expected to be achieved and the expected exercise period by a holder from the vesting date until the contractual term.

•
Expected Volatility—Since we do not have sufficient trading history for our common stock, the expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable biopharmaceutical companies are chosen based on their size, stage in the life cycle or area of specialty. We will continue to apply this process until sufficient historical information regarding the volatility of the common stock price becomes available.

•
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.

•
Expected Dividend Yield—We have never paid dividends on the common stock and have no plans to pay dividends on our common stock. Therefore, the expected dividend yield used is zero.

We recognize forfeitures by reducing the expense in the same period the forfeitures occur. We recognize share-based compensation expense for awards with performance conditions when it is probable that the condition will be met, and the award will vest.

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our share-based compensation expense could have been materially different.

New Accounting Pronouncements

Refer to Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of recently issued and adopted accounting pronouncements.

Emerging Growth Company Status

As an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As of December 31, 2023, we will lose our status as an emerging growth company and will no longer be able to take advantage of the exemptions from various reporting requirements beginning with our annual report for the fiscal year ending December 31, 2023 to be filed in 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control – Integrated Framework (2013). Based on our assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. For as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the sections titled “Information about our Executive Officers,” “Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2023 Annual Meeting of Shareholders, and such disclosure, if any, is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the sections titled “Executive Compensation,” “Election of Directors,” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Consolidated Financial Statements:

The consolidated financial statements required by Item 15(a) are filed as part of this Annual Report on Form 10-K under Item 8 “Consolidated Financial Statements and Supplementary Data.”

(2) Consolidated Financial Statement Schedules

The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto as filed in Item 8 of this Annual Report on Form 10-K.

(3) Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation, dated June 1, 2021.	10-Q	001-40431	August 10, 2021

3.2	Amended and Restated Bylaws, dated February 17, 2023.	8-K	001-40431	February 23, 2023

3.3	Certificate of Ownership and Merger, dated December 23, 2021	10-K	001-40431	March 7, 2022

4.1	Form of Common Stock Certificate	S-1/A	333-255754	May 24, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated February 1, 2021, by and among Day One Biopharmaceuticals Holding Company, LLC and certain of its stockholders.	S-1	333-255754	May 4, 2021

4.3	Description of Registrant’s Securities	10-K	001-40431	March 7, 2022

10.1^	Form of Indemnification Agreement with directors and officers	S-1	333-255754	May 4, 2021

10.2^	Form of Change in Control and Severance Agreement	10-K	001-40431	March 7, 2022

10.3^	2021 Equity Incentive Plan and forms of award agreements	S-1	333-255754	May 4, 2021

10.4^	2021 Employee Stock Purchase Plan and forms of award agreements thereunder	S-1	333-255754	May 4, 2021

10.5†	Office Lease, dated April 1, 2022, by and between Aircraft Technical Publishers, a California corporation, and Day One Biopharmaceuticals, Inc.	10-Q	001-40431	August 4, 2022

10.6†	Asset Transfer and License Agreement, effective as of December 16, 2019, by and between DOT Therapeutics-1, Inc. and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.7†	License Agreement for RAF, effective as of December 16, 2019, by and between Sunesis Pharmaceuticals, Inc. and DOT Therapeutics-1, Inc.	S-1	333-255754	May 4, 2021

10.8†	License Agreement, dated February 10, 2021, by and between Merck KGaA, Darmstadt, Germany and Day One Biopharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.9	Stock Exchange Agreement, dated May 4, 2021, by and between Day One Biopharmaceuticals Holding Co., LLC and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	X

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: March 6, 2023	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President (Principal Executive Officer)

DAY ONE BIOPHARMACEUTICALS, INC.

Date: March 6, 2023	By:	/s/ Charles N. York II, M.B.A.
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

Name	Title	Date

/s/ Jeremy Bender, Ph.D., M.B.A.	Chief Executive Officer and President (Principal Executive Officer)	March 6, 2023
Jeremy Bender, Ph.D., M.B.A.

/s/ Charles N. York II, M.B.A.	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2023
Charles N. York II, M.B.A.

/s/ Garry Nicholson, M.B.A.	Chair and Director	March 6, 2023
Garry Nicholson

/s/ Julie Grant, M.Phil., M.B.A.	Director	March 6, 2023
Julie Grant, M.Phil., M.B.A.

/s/ Dan Becker, M.D., Ph.D.	Director	March 6, 2023
Dan Becker, M.D., Ph.D.

/s/ Scott Garland	Director	March 6, 2023
Scott Garland

/s/ Michael Gladstone	Director	March 6, 2023
Michael Gladstone

/s/ Natalie Holles	Director	March 6, 2023
Natalie Holles

/s/ John A. Josey, Ph.D., M.B.A.	Director	March 6, 2023
John A. Josey, Ph.D., M.B.A.

/s/ Saira Ramasastry, M.S., M.Phil.	Director	March 6, 2023
Saira Ramasastry, M.S., M.Phil.

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of

Day One Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Day One Biopharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred shares, redeemable noncontrolling interest and stockholders’ equity/members’ (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

San Mateo, California

March 6, 2023

Day One Biopharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$85,262	$284,309
Short-term investments	257,007	—
Prepaid expenses and other current assets	5,605	5,059
Total current assets	347,874	289,368
Property and equipment, net	20	57
Operating lease right-of-use asset	699	227
Deposits and other long-term assets	469	169
Total assets	$349,062	$289,821
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$260	$1,744
Accrued expenses and other current liabilities	15,950	6,709
Current portion of operating lease liabilities	405	204
Total current liabilities	16,615	8,657
Long-term portion of lease liabilities	408	16
Total liabilities	17,023	8,673
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2022 and 2021; 73,458,176 and 61,952,292 shares issued and outstanding as of December 31, 2022 and 2021, respectively	7	6
Additional paid-in-capital	601,771	408,629
Accumulated other comprehensive loss	(71)	—
Accumulated deficit	(269,668)	(127,487)
Total stockholders’ equity	332,039	281,148
Total liabilities and stockholders' equity	$349,062	$289,821

The accompanying notes are an integral part of these consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Operating expenses:
Research and development	$85,618	$43,584	$9,100
General and administrative	61,291	29,159	4,682
Total operating expenses	146,909	72,743	13,782
Loss from operations	(146,909)	(72,743)	(13,782)
Interest income (expense), net	4,746	4	(30)
Other expense, net	(18)	(15)	(31)
Changes in fair value of derivative tranche liability	—	—	(30,000)
Net loss	(142,181)	(72,754)	(43,843)
Net loss attributable to redeemable convertible noncontrolling interest	—	(2,109)	(3,336)
Exchange of redeemable noncontrolling interest shares – deemed dividend	—	(99,994)	—
Net loss attributable to common stockholders/members	$(142,181)	$(170,639)	$(40,507)
Net loss per share, basic and diluted	$(2.17)	$(4.62)	$(7.33)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	65,466,773	36,960,569	5,529,519

The accompanying notes are an integral part of these consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(142,181)	$(72,754)	$(43,843)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(71)	—	—
Total comprehensive loss	$(142,252)	$(72,754)	$(43,843)

The accompanying notes are an integral part of these consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Consolidated Statements of Redeemable Convertible Preferred Shares, Redeemable Noncontrolling Interest and
Stockholders’ Equity/ Members’ (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Redeemable Noncontrolling	Common Stock		Common Shares		Incentive Shares		Additional Paid-In	Accumulated Other	Accumulated	Stockholders' Equity/Members'
	Shares	Amount	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	(Deficit)
Balance at December 31, 2019	12,502,752	$30,504	$5,487	—	$—	6,035,869	$2,000	1,488,421	$111	$—	$—	$(12,784)	$(10,673)
Issuance of Series A redeemable convertible preferred shares for cash, net of issuance costs of $22	10,348,505	29,977	—	—	—	—	—	—	—	—	—	—	—
Issuance of incentive shares	—	—	—	—	—	—	—	3,101,178	—	—	—	—	—
Cancellations of incentive shares	—	—	—	—	—	—	—	(477,582)	—	—	—	—	—
Reclassification of derivative tranches liability upon settlement	—	31,483	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	526	—	—	—	526
Net loss attributable to redeemable noncontrolling interest	—	—	(3,336)	—	—	—	—	—	—	—	—	—	—
Transfer to redeemable noncontrolling interest related to change in ownership	—	—	3,551	—	—	—	—	—	—	—	—	(3,551)	(3,551)
Net loss attributable to Day One Biopharmaceuticals Holding Company, LLC members	—	—	—	—	—	—	—	—	—	—	—	(40,507)	(40,507)
Balance at December 31, 2020	22,851,257	$91,964	$5,702	—	$—	6,035,869	$2,000	4,112,017	$637	$—	$—	$(56,842)	$(54,205)
Issuance of Series B redeemable convertible preferred shares for cash, net of issuance costs of $243	9,638,141	129,757	—	—	—	—	—	—	—	—	—	—	—
Issuance of incentive shares	—	—	—	—	—	—	—	2,959,795	—	—	—	—	—
Cancellations of incentive shares	—	—	—	—	—	—	—	(265,596)	—	—	—	—	—
Conversion of redeemable convertible preferred, common, and incentive shares into common stock	(32,489,398)	(221,721)	—	43,958,557	4	(6,035,869)	(2,000)	(6,806,216)	(1,175)	224,892	—	—	221,721
Conversion of redeemable noncontrolling interest to common stock	—	—	(3,593)	6,470,382	1	—	—	—	—	3,592	—	—	3,593
Common stock issued in IPO, net of issuance costs of $16,995	—	—	—	11,500,000	1	—	—	—	—	167,044	—	—	167,045
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	—	23,353	—	—	—	—	—	318	—	—	318
Share-based compensation expenses	—	—	—	—	—	—	—	—	538	12,783	—	—	13,321
Net loss attributable to redeemable noncontrolling interest	—	—	(2,109)	—	—	—	—	—	—	—	—	—	—
Net loss attributable to common stockholders/members	—	—	—	—	—	—	—	—	—	—	—	(70,645)	(70,645)
Balance at December 31, 2021	—	$—	$—	61,952,292	$6	—	$—	—	$—	$408,629	$—	$(127,487)	$281,148
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,864	—	—	—	11,500,000	1	—	—	—	—	161,609	—	—	161,610
Issuance of common stock upon exercise of stock options	—	—	—	235,474	—	—	—	—	—	3,649	—	—	3,649
Issuance of common stock upon release of restricted stock units	—	—	—	79,441	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	97,413	—	—	—	—	—	642	—	—	642
Unvested common stock forfeiture	—	—	—	(406,444)	—	—	—	—	—	—	—	—	—
Share-based compensation expenses	—	—	—	—	—	—	—	—	—	27,242	—	—	27,242
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(71)	—	(71)
Net loss attributable to common stockholders/members'	—	—	—	—	—	—	—	—	—	—	—	(142,181)	(142,181)
Balance at December 31, 2022	—	$—	$—	73,458,176	$7	—	$—	—	$—	$601,771	$(71)	$(269,668)	$332,039
The accompanying notes are an integral part of these consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(142,181)	$(72,754)	$(43,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development assets	—	8,000	—
Share-based compensation expense	27,242	13,321	526
Depreciation expense	63	20	16
Accretion of discounts on short-term investments, net	(2,030)	—	—
Amortization of operating right-of-use assets	468	179	139
Non-cash interest expense	—	—	30
Changes in derivative tranche liabilities	—	—	30,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(546)	(3,717)	(1,336)
Deposits and other long-term assets	(300)	(62)	(107)
Accounts payable	(1,484)	1,542	132
Accrued expenses and other current liabilities	9,241	5,114	1,127
Operating lease liabilities	(347)	(182)	(173)
Net cash used in operating activities	(109,874)	(48,539)	(13,489)
Cash flows from investing activities
Cash paid for purchase of short-term investments	(394,206)	—	—
Proceeds from maturity of short-term investment	139,158	—	—
Cash paid for purchase of property and equipment	(26)	—	(92)
Cash paid for acquired in-process research and development assets	—	(8,000)	—
Net cash used in investing activities	(255,074)	(8,000)	(92)
Cash flows from financing activities
Proceeds from issuance of Series A redeemable convertible preferred shares, net of issuance costs	—	—	29,977
Proceeds from issuance of Series B redeemable convertible preferred shares, net of issuance costs	—	129,757	—
Proceeds from issuance of common stock, net	161,610	167,045	—
Proceeds from issuance of common stock upon stock option exercises	3,649	—	—
Proceeds from issuance of common stock upon ESPP purchase	642	318	—
Net cash provided by financing activities	165,901	297,120	29,977
Net (decrease) increase in cash and cash equivalents	(199,047)	240,581	16,396
Cash and cash equivalents, beginning of period	284,309	43,728	27,332
Cash and cash equivalents, end of period	$85,262	$284,309	$43,728
Supplemental disclosures of noncash activities
Lease liability obtained in exchange for right-of-use asset	940	$—	$545
Transfers to redeemable convertible noncontrolling interest	$—	$—	$3,551
Exchange of 45,331,483 preferred, common, and incentive shares in connection with the Conversion (Note 1)	$—	$224,892	$—
Exchange of redeemable convertible noncontrolling interest to 6,470,382 shares of common stock (Note 11)	$—	$3,592	$—

The accompanying notes are an integral part of these consolidated financial statements.

Day One Biopharmaceuticals, Inc.

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

Initial Public Offering, Corporate Conversion and Exchange of Takeda’s shares

On June 1, 2021, the Company closed its initial public offering, or the IPO, in which it sold an aggregate of 11,500,000 shares of common stock at a price to the public of $16.00 per share, which included 1,500,000 shares issued upon the full exercise by the underwriters of their option to purchase additional shares of common stock. The Company received aggregate net proceeds from the IPO of $167.0 million, after deducting underwriting discounts and commissions and offering costs, of $17.0 million. The common stock began trading on the Nasdaq Global Select Market on May 27, 2021 under the symbol “DAWN.”

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

The Company holds all property and assets of Day One Holding LLC and assumed all of the debts and obligations of Day One Holding LLC. Effective on the date of the Conversion, each member of the board of directors and each officer of Day One Holding LLC became a member of the board of directors and an officer of the Company. The Conversion was a tax-free reorganization, that included authorization to issue capital stock consisting of 500,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

Upon the closing of the IPO, 32,489,398 shares of redeemable convertible preferred stock issued by the Company in the Conversion converted into an equal number of shares of common stock. The Company also granted options for 4,418,874 shares of common stock at an exercise price of $16.00 per share upon the IPO date.

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

Risks and Uncertainties Related to COVID-19

The full impact of the ongoing COVID-19 pandemic remains highly uncertain and subject to change. There are many uncertainties around the COVID-19 pandemic and future developments, which are unpredictable, may result in a material, negative impact to the Company's operations and financial condition. The Company has experienced and expect to continue to experience volatility in services rendered from its third-party service providers as local governments respond to resurgences and the emergence of new strains, each of which may result in the prolonged reinstitution, extension or enhancement of protective measures. With respect to manufacturing and supply, the Company does not anticipate disruptions to its drug supply chain, and it cannot be sure if lock-down measures or restrictions will be implemented and what, if any, impact that may have on its facilities and operations.

The Company's management team continues to actively monitor this evolving health crisis and its effects on its operations, key vendors and workforce.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, and include the accounts of the Company’s subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Because the Merger (refer to the section “Organization and Business”) did not constitute a change in the reporting entity, as defined in Accounting Standard Codification, or ASC, 250, Accounting changes and error corrections, the Company has reported the assets and liabilities transferred from its Subsidiaries at historical carrying value, prospectively from December 31, 2021.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in ASC and Accounting Standards Updates, or ASU, of the Financial Accounting Standards Board, or FASB.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the valuation of share-based awards, the valuation of deferred tax assets and income tax uncertainties, and accruals for research and development activities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Segments

The Company has determined that its chief executive officer is the chief operating decision maker, or CODM. The Company operates and manages the business as one reporting and one operating segment, which is the business of identifying and advancing targeted therapies for patients of all ages with genomically defined cancers. The Company’s CODM reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s assets are located in the United States.

Concentration of credit risk and other risks and uncertainties

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company’s cash, cash equivalents and short-term investments are held in more than one financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institutions that the Company's cash, cash equivalents and short-term investments are held at are financially sound and, accordingly, minimal credit risk exists with respect to the financial institutions.

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

Investments

The Company’s investments are comprised of U.S. government agency securities and U.S. treasury securities. Investments are classified at the time of purchase, based on management’s intent, as held-to-maturity, available-for-sale, or trading. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with unrealized holdings gains and losses (net of tax effects) on such investments reported in other comprehensive (loss) income as a separate component on the consolidated statements of comprehensive loss. Fair value is determined based on quoted market rates when observable or by utilizing data points that are observable, such as quoted prices, interest rates, and yield curves.

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

The carrying amounts reflected in the accompanying consolidated balance sheets for cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values, due to their short-term nature.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets ranging from three to five years, and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Leases

Contractual arrangements that meet the definition of a lease are classified as operating or finance leases and are recorded on the consolidated balance sheets as both a right-of-use asset, or ROU asset, and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate, or IBR. Lease ROU assets and lease obligations are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company currently does not have any finance leases.

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

Accrued Research and Development Expenses

The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued liabilities in the balance sheets and within research and development expenses in the consolidated statements of operations. These costs are a significant component of our research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with third-party service providers under the service agreements. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred.

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

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty of the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the consolidated statements of operations.

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

Share-Based Compensation

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
•
Expected Term—The expected term represents the period that the share-based awards are expected to be outstanding. The expected term for stock options is calculated using the simplified method, as the weighted-average vesting term of the award and the award’s contract period. The Company utilizes this method due to lack of historical exercise data and the plain-vanilla nature of the Company’s service condition share-based awards. For the Company's performance condition stock option awards, the Company calculated the expected term by taking into consideration the options' contractual life, the timing of when milestones are expected to be achieved, and the expected exercise period by a holder from the vesting date until the contractual term.

•
Expected Volatility—Since the Company does not have sufficient trading history for its common stock, the expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable biopharmaceutical companies are chosen based on their size, stage in the life cycle or area of specialty. The Company will continue to apply this process until sufficient historical information regarding the volatility of the common stock price becomes available.
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

The Company uses the straight-line attribution method for recognizing share-based compensation expense. The Company recognizes forfeitures by reducing the expense in the same period the forfeitures occur. The Company recognizes share-based compensation expense for awards with performance conditions when it is probable that the condition will be met, and the award will vest. The Company classifies share-based compensation expense in the consolidated statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

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

Comprehensive Loss

Comprehensive loss represents all changes in stockholders' equity except those resulting from and distributions to stockholders. The Company’s unrealized gains and losses on available-for-sale securities represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the consolidated statements of comprehensive loss.

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

3. Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of December 31, 2022 and 2021, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$18,765	$—	$—	$18,765
U.S. treasury securities	—	145,785	—	145,785
U.S. government agency securities	—	136,022	—	136,022
Total assets measured at fair value	$18,765	$281,807	$—	$300,572

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$111,221	$—	$—	$111,221
Total assets measured at fair value	$111,221	$—	$—	$111,221

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

There were no assets or liabilities classified as Level 3 as of December 31, 2022 and 2021.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$18,765	$—	$—	$18,765
U.S. government agency securities	24,800	—	—	24,800
Total cash equivalents	43,565	—	—	43,565

Short-term investments
U.S. treasury securities	145,880	1	(96)	145,785
U.S. government agency securities	111,197	37	(12)	111,222
Total short-term investments	$257,077	$38	$(108)	$257,007

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$111,221	$—	$—	$111,221
Total cash equivalents	$111,221	$—	$—	$111,221

The following table summarizes the maturities of our cash equivalents and available-for-sale securities as of December 31, 2022 (in thousands):

	Amortized Cost	Fair Value
Mature in one year or less	$300,642	$300,572
Total	$300,642	$300,572

The following table presents the breakdown of the Company's available-for-sale securities with gross unrealized losses and the duration that those losses had been unrealized as December 31, 2022 (in thousands):

	December 31, 2022
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial assets:
U.S. treasury securities	$140,822	$(96)	$—	$—	$140,822	$(96)
U.S. government agency securities	26,811	(12)	—	—	26,811	(12)
Total financial assets	$167,633	$(108)	$—	$—	$167,633	$(108)

The Company did not have available-for-sale securities with gross unrealized losses as of December 31, 2021.

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2022, there were no securities that were in an unrealized loss position for more than 12 months. As of December 31, 2022, the unrealized losses on the Company’s investments in U.S. treasury securities and U.S. government securities were caused by interest rate increases. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

4. Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid research and development expenses	$3,007	$2,099
Prepaid insurance	1,592	1,945
Other prepaid expenses and other assets	1,006	1,015
Total prepaid expenses and other current assets	$5,605	$5,059

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Leasehold improvements	$26	$15
Furniture and fixtures	—	78
Property and equipment, gross	26	93
Less: accumulated depreciation	(6)	(36)
Property and equipment, net	$20	$57

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was approximately $63,000, $20,000, and $16,000, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued research and development expenses	$7,554	$3,308
Accrued payroll related expenses	6,129	2,565
Accrued professional service expenses	2,088	732
Other	179	104
Total accrued expenses and other current liabilities	$15,950	$6,709

5. Significant Agreements

License agreement with Merck KGaA, Darmstadt, Germany

On February 10, 2021, DOT-2, the Company’s subsidiary, entered into a license agreement, or the MRKDG License Agreement, with Merck KGaA, Darmstadt, Germany, a pharmaceutical corporation located in Darmstadt, Germany. Under the MRKDG License Agreement, Merck KGaA, Darmstadt, Germany granted to the Company an exclusive worldwide license, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for the Company to research, develop, manufacture and commercialize products containing and comprising the pimasertib and MSC2015103B compounds. The Company also received clinical inventory supplies to use in its research and development activities. The Company’s exclusive license grant is subject to a non-exclusive license granted by Merck KGaA, Darmstadt, Germany’s affiliate to a cancer research organization and Merck KGaA, Darmstadt, Germany retains the right to conduct, directly or indirectly, certain ongoing clinical studies relating to pimasertib.

Under the MRKDG License Agreement, the Company has obligations to use commercially reasonable efforts to develop and commercialize at least two licensed products in at least two specified major market countries by the year 2029.

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. Additionally, the Company made a milestone payment of $2.5 million, which was recorded as research and development expenses due to the nature of the license agreement and the milestone event relating to the first dosing of a patient in a first clinical trial of a product containing pimasertib, in the year ended December 31, 2022. The Company may also be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

Takeda Asset Purchase Agreement

On December 16, 2019, DOT-1, the Company’s subsidiary, entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Pursuant to the Takeda Asset Agreement, DOT-1 purchased certain technology rights and know-how related to TAK-580 (which is now tovorafenib (DAY101)) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. DOT-1 also received clinical inventory supplies to use in the Company’s research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to DOT-1 its exclusive license agreement, or the Viracta License Agreement, with Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.), or Viracta. Takeda also granted DOT-1 a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. The Company also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by DOT-1 in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of Conversion in connection with the Millennium Stock Exchange Agreement.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses in 2019. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No other milestones, except as discussed above, were achieved and due as of December 31, 2022.

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

6. Commitments and Contingencies

Leases

The Company entered into a lease agreement for its corporate office facility in South San Francisco, California in March 2020. Such agreement was determined to be a lease, since the right to control the use of the identified asset was conveyed to the Company for a period of time in exchange for consideration. The Company can extend the lease term for an additional three years at market rates upon the notice of extension. The Company is obligated to pay monthly rent expense and its pro rata share of utilities, common area maintenance expenses, and property taxes. The landlord also provided an allowance of $10,000 for tenant improvements. The Company concluded that it is an operating lease. Common area expenses are a non-lease component and a variable consideration and included in operating expenses as incurred. The extension period has not been included in the determination of the Right of Use, or ROU, asset or the lease liability for operating leases as the Company concluded that it is not reasonably certain that it would exercise this option. In October 2022, the Company terminated this lease agreement prior to its scheduled expiration in January 2023.

In April 2022, the Company entered into a lease agreement for approximately 12,000 square feet of general use office space in Brisbane, California. Such agreement was determined to be a lease since the right to control the use of the identified asset was conveyed to the Company for a period of time in exchange for consideration. The term of the lease is 31 months and commenced in May 2022. There is no option to extend the lease term nor is there an option to terminate the lease term prior to its expiration. The Company is obligated to pay monthly rent expense and its pro rata share of the landlord's operating expenses which include utilities, common area maintenance expenses, and property taxes. Such expenses are a non-lease component and a variable consideration and included in the Company's operating expenses as incurred. The Company concluded that this lease is also an operating lease. The total payments for base rent over the term of the lease is approximately $1.1 million. Upon execution of the agreement, the Company paid a security deposit of approximately $40,000 classified as deposits and other long-term assets on the consolidated balance sheet.

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate were 1.9 years and 9.0%, respectively.

The Company’s lease does not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.5 million, $0.2 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Variable payments expensed during the years ended December 31, 2022, 2021, and 2020 were immaterial.

As of December 31, 2022, the future lease obligations were as follows (in thousands):

2023	$458
2024	424
Total future minimum lease payments	882
Less: Imputed interest	69
Present value of operating lease liabilities	$813

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of each of December 31, 2022 and 2021, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into the license agreements, as disclosed in Note 5, pursuant to which the Company is required to pay milestones contingent upon meeting of specific events. The first milestone, related to the Viracta License Agreement, was achieved and recorded to research and development expense during the year ended December 31, 2021. The second milestone, related to the MRKDG License Agreement, was achieved and recorded to research and development during the year ended December 31, 2022. The Company may be required to pay royalties on sales of products developed under these agreements. All products are in development as of December 31, 2022 and 2021, and no such royalties were due.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company is not subject to any material legal proceedings, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims, to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of each of December 31, 2022 and 2021.

7. Redeemable Convertible Preferred Shares

On June 1, 2021, the Company completed its IPO, selling an aggregate of 11,500,000 shares of common stock. All outstanding redeemable convertible preferred shares were converted into 32,489,398 shares of common stock upon the completion of the IPO. As of December 31, 2022, the Company did not have any outstanding shares of redeemable convertible preferred shares.

In February 2021, the Company issued 9,638,141 Series B redeemable convertible preferred shares at a price of $13.488 per share for gross cash proceeds of $130.0 million. The Company incurred issuance costs of $243,000.

8. Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value of $0.0001 per share. As of December 31, 2022, 73,458,176 shares of common stock were issued and outstanding.

In November 2018, the Company entered into common shares purchase agreements with two founders of the Company. The individuals purchased a total of 2,790,000 common shares for a total purchase price of $300. Shares vested monthly for two and four years, respectively. Vesting for a certain number of shares was accelerated upon the Company’s closing of its Series A redeemable convertible preferred share financing. The Company also has an option for a period of ninety days after the individual’s employment is terminated either voluntarily or involuntarily to repurchase the unvested common shares at a price that is the lower of the original price per share paid by the founder for such stock or the fair value as of the date of such repurchase. The founders’ shares were converted to common stock in the Conversion. As of December 31, 2022, all founders’ common stock were vested.

At-The-Market Offering

In June 2022, the Company entered into an equity distribution agreement with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of the Company’s common stock for an aggregate offering price of up to $150.0 million under an at-the-market offering program, or the 2022 ATM. During the year ended December 31, 2022, the Company did not make any sales under the 2022 ATM.

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

The Company has reserved shares of common stock for future issuances as follows:

December 31, 2022
Common stock options issued and outstanding	7,634,167
Common stock available for future grants	1,839,775
Common stock available for ESPP	1,101,756
Restricted stock units issued and outstanding	485,351
Total	11,061,049

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

The fair value of the incentive shares was estimated using an option pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020
Common share fair value	$6.36 - $8.89	$0.85 - $2.10
Participating threshold	$6.36 - $7.51	$0.27
Risk free rate	0.14%	0.16% - 0.30%
Volatility	72.90%	78.00% - 80.00%
Time to liquidity (in years)	0.20 - 1.80	3.03 - 3.33
Grant date fair value	$4.24 - $4.52	$0.71 - $1.67

During the Conversion, the Company converted all incentive shares to vested and unvested shares of common stock. As such, there was no incentive shares activity for the year ended December 31, 2022.

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

Fair Value of Common Share

Prior to the IPO, management’s approach to estimate the fair value of the common share was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid, considering a number of objective and subjective factors including: valuations of common shares performed with the assistance of independent third-party valuation specialists; the Company’s stage of development and business strategy, including the status of research and development efforts, and the material risks related to the business and industry; the Company’s results of operations and financial position, including levels of available capital resources; the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies; the lack of marketability of the common shares; the prices of redeemable convertible preferred shares sold to investors in arm’s length transactions and the rights, preferences, and privileges of the Company’s redeemable convertible preferred shares relative to those of common shares; the likelihood of achieving a liquidity event for the holders of the common and redeemable convertible preferred shares, such as an initial public offering or a sale, given prevailing market conditions. The fair value of the common shares was approved by the board of directors until such time as the Company shares were listed on an established stock exchange or national market system.

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

2022 Equity Inducement Plan

In October 2022, the board of directors and stockholders approved the 2022 Equity Inducement Plan, or the 2022 Plan. The 2022 Plan provides for the grant of non-statutory stock options and restricted stock units. The number of shares of common stock reserved for issuance under the 2022 Plan is 1,000,000 shares.

The following table provides a summary of stock option activity under the 2022 Plan during the year ended December 31, 2022.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	—	$—
Granted	309,000	$21.14
Exercised	—	$—		$—
Forfeiture	—	$—
Outstanding at December 31, 2022	309,000	$21.14	9.8	$117
Vested and expected to vest at December 31, 2022	309,000	$21.14	9.8	$117
Exercisable at December 31, 2022	—	$—	—	$—

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

There was no fair value of options that vested during the years ended December 31, 2022, 2021 and 2020. The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $15.08 per share. There was no weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020.

Unamortized share-based compensation for stock options as of December 31, 2022 was $4.5 million, which is expected to be recognized over a weighted-average period of 3.8 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options awards granted with the following assumptions:

Year Ended December 31,
2022
Expected term (in years)	6.08
Expected volatility	79.53%
Risk-free interest rate	4.18%
Expected dividend yield	—

The following table provides a summary of restricted stock units activity under the 2022 Plan during the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2021	—	$—
Granted	47,400	$21.14
Vested	—	$—
Forfeiture	—	$—
Unvested restricted stock units at December 31, 2022	47,400	$21.14

Unamortized share-based compensation for restricted stock units as of December 31, 2022 was $1.0 million, which is expected to be recognized over a weighted-average period of 3.9 years.

2021 Equity Incentive Plan

Immediately prior to consummation of the IPO, all the outstanding incentive shares were converted into common stock. The following table provides a summary of the unvested common stock awards activity during the year ended December 31, 2022.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2021	3,753,862	$16.00
Vested	(1,624,674)	$16.00
Forfeiture	(406,444)	$16.00
Unvested common stock as of December 31, 2022	1,722,744	$16.00

In May 2021, in connection with the IPO, the board of directors and stockholders approved, the 2021 Equity Incentive Plan, or the 2021 Plan, which became effective on the day before the date of the effectiveness of the IPO. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other share-based awards. The number of shares of common stock reserved for issuance under the 2021 Plan is equal to the sum of: (x) 6,369,000 shares of common stock; plus (y) 4,719,605 shares of common stock issued in respect of the Conversion of incentive shares that were subject to vesting immediately prior to the effectiveness of the registration statement for the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The number of shares available for grant and issuance under the 2021 Plan will be automatically increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of (a) 5% of the number of shares of all classes of the Company’s common stock, plus the total number of shares of Company common stock issuable upon conversion of any preferred stock or exercise of any warrants to acquire shares of Company common stock for a nominal exercise price issued and outstanding on each December 31 immediately prior to the date of increase or (b) such number of shares determined by the board of directors.

The following table provides a summary of stock option activity under the 2021 Plan during the year ended December 31, 2022.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,071,896	$16.90
Granted	3,284,580	$15.45
Exercised	(235,474)	$15.70		$1,604
Forfeiture	(486,835)	$15.17
Outstanding at December 31, 2022	7,634,167	$16.42	8.8	$40,759
Vested and expected to vest at December 31, 2022	7,634,167	$16.42	8.8	$40,759
Exercisable at December 31, 2022	2,287,512	$16.46	8.6	$12,050

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The total fair value of options that vested during the years ended December 31, 2022 and 2021 was $23.1 million and $1.1 million, respectively. There was no fair value of options that vested during the year ended December 31, 2020. The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 were $9.61 per share and $9.91 per share, respectively. There was no weighted-average grant date fair value of options granted during the year ended December 31, 2020.

Unamortized share-based compensation for stock options as of December 31, 2022 was $49.8 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options awards granted with the following assumptions:

Year Ended December 31,
	2022	2021
Expected term (in years)	5.27 - 6.33	5.31 - 6.08
Expected volatility	65.20% - 81.68%	61.25% - 66.53%
Risk-free interest rate	1.47% - 4.37%	0.82% - 1.39%
Expected dividend yield	—	—

The following table provides a summary of restricted stock units activity under the 2021 Plan during the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2021	96,890	$22.93
Granted	503,095	$15.47
Vested	(79,441)	$16.82
Forfeiture	(35,193)	$14.14
Unvested restricted stock units at December 31, 2022	485,351	$16.83

Unamortized share-based compensation for restricted stock units as of December 31, 2022 was $7.5 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Performance Awards

In June 2022, the Company granted performance awards, consisting of performance stock options, or PSOs, and performance stock units, or PSUs, to non-executive employees pursuant to the 2021 Equity Incentive Plan. Each performance award is earned through the achievement of a performance-based metric over a defined performance period determined by the compensation committee of the Company's board of directors. The estimated fair value of the equity awards that contain performance conditions is expensed over the term of the award once the Company has determined that it is probable that the performance conditions will be satisfied. During the year ended December 31, 2022, the Company granted 152,550 PSOs with a weighted-average grant date fair value of $7.78 per share and 99,250 PSUs with a weighted-average grant date fair value of $15.25 per share. The total fair values of PSOs and PSUs granted were $1.2 million and $1.5 million, respectively. As of December 31, 2022, no PSOs or PSUs had vested since the achievement of the performance-based metrics of the performance awards was not deemed probable.

The Company used the Black-Scholes option pricing model to estimate the fair value of the PSO awards granted with the following assumptions:

Year Ended December 31,
2022
Expected term (in years)	2.92 - 3.42
Expected volatility	72.72% - 72.98%
Risk-free interest rate	3.37%
Expected dividend yield	—

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share) and (b) an amount determined by the board of directors. 97,413 shares have been issued under the ESPP as of December 31, 2022. The Company recognized $0.5 million and $0.2 million of compensation expense related to the ESPP plan for the years ended December 31, 2022 and 2021, respectively. The Company did not recognize any compensation expense related to the ESPP plan for the year ended December 31, 2020.

The fair value of our common stock to be issued under the ESPP is estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2022	2021
Expected term (in years)	0.50	0.25 - 0.50
Expected volatility	128.95%	42.5% - 48.4%
Risk-free interest rate	4.54%	0.05% - 0.06%
Expected dividend yield	—	—

Share-based compensation expense recorded in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development expense	$8,486	$3,840	$212
General and administrative expense	18,756	9,481	314
Total share-based compensation expense	$27,242	$13,321	$526

As of December 31, 2022, there was $70.1 million of unrecognized compensation cost related to unvested restricted stock, unvested restricted stock units, unvested stock options, and shares subject to purchase under the ESPP that is expected to be recognized over a weighted-average period of approximately 2.8 years.

As of December 31, 2022, there was $2.6 million of unrecognized compensation cost related to unvested PSOs and PSUs. The Company will recognize the PSO and PSU expense through the expected vesting dates when the achievement of the performance-based metrics is probable.
10. Net Loss Per Share

Basic and diluted net loss per share attributable to common shareholders/stockholders after the Conversion is calculated as follows (in thousands except share and per share amounts):

	Twelve Months Ended December 31,
	2022	2021	2020
Net loss	$(142,181)	$(72,754)	$(43,843)
Net loss attributable to redeemable convertible noncontrolling interests	—	(2,109)	(3,336)
Exchange of redeemable noncontrolling interest shares – deemed dividend	—	(99,994)	—
Net loss attributable to common stockholders/members	(142,181)	(170,639)	(40,507)
Net loss per share, basic and diluted	$(2.17)	$(4.62)	$(7.33)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	65,466,773	36,960,569	5,529,519

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of December 31,
	2022	2021	2020
Stock options	7,943,167	5,071,896	—
Unvested common shares	1,722,744	3,753,862	193,766
Restricted stock units	532,751	96,890	—
Shares committed under ESPP	44,672	25,362	—
Redeemable convertible preferred shares	—	—	22,851,257
Incentive shares	—	—	4,112,017
Total	10,243,334	8,948,010	27,157,040

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

On May 26, 2021, pursuant to the terms of the Millennium Stock Exchange Agreement, Takeda exchanged 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1 for 6,470,382 shares of common stock of the Company. Prior to the Exchange, the Company accounted for the redeemable noncontrolling interest as discussed in the paragraph above and allocated $2.1 million of net losses to Takeda for the period from January 1, 2021 to May 26, 2021. The Exchange resulted in DOT-1 becoming a wholly owned subsidiary of the Company and was recorded for accounting purposes as an extinguishment of the redeemable noncontrolling interest. As such, the Company also recognized an extinguishment loss of $100.0 million to additional paid-in-capital, which was calculated as a difference between the fair value of common stock issued to Takeda in the conversion and the carrying value of redeemable noncontrolling interest at the conversion date. The all-stock exchange was treated as a deemed dividend in the calculation of net loss attributable to common stockholders/members and net loss per share.

12. Income Taxes

Prior to the IPO and conversion, the Company was treated as a partnership for tax purposes, and thus, not subject to income taxes. It was the responsibility of the LLC members to report their proportion share of any taxable income or loss generated by Day One Biopharmaceuticals Holdings Company, LLC to the appropriate taxing authorities and pay the associated taxes, if any. Prior to the Conversion, the Company’s consolidated subsidiaries were treated as corporations for tax purposes and were subject to income taxes which have been included in the consolidated financial statements. Subsequent to the Conversion, the Company and its subsidiaries are treated as a consolidated corporate group for tax purposes. On December 31, 2021, the Company liquidated the prior subsidiaries into the Company in a tax-free Internal Revenue Code Section 332 liquidation. As such, a single entity provision and subsequent tax return is calculated for the year ended December 31, 2022. All pre-tax losses have been incurred in the United States.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State tax	0.6%	(0.8)%	2.3%
Permanent differences	—	0.6%	(14.4)%
Credits	1.7%	3.8%	1.4%
Change in valuation allowance	(22.6)%	(21.5)%	(10.1)%
Share-based compensation	(0.7)%	(3.1)%	(0.2)%
Total	—	—	—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021	2020
Deferred tax assets
Federal and state net operating loss carryforwards	$25,884	$17,270	$7,732
Capitalized R&D Section 174 Expense	14,908	—	—
Credits	6,653	3,670	731
Intangible asset basis	2,562	2,188	—
Share-based compensation	2,133	—	—
Accrued expenses	1,803	709	235
Total deferred tax assets	53,943	23,837	8,698
Total deferred tax liabilities	(149)	(59)	(97)
Less: valuation allowance	(53,794)	(23,778)	(8,601)
Net deferred tax assets	$—	$—	$—

The Company has incurred net operating losses in each year since inception. The Company has not reflected the benefit of any such net operating loss carryforwards in the consolidated financial statements. Due to its history of losses, and lack of other positive evidence, the Company determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2022 and 2021. The Company increased the valuation allowance by $30.0 million, $15.2 million and $4.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, the Company had federal net operating loss carryforwards, or NOLs, of $117.6 million that do not expire and federal tax credits of $8.2 million available to offset tax liabilities that begin to expire in 2038. The Company also has gross state NOLs of $17.6 million and state tax credits of $1.2 million which are available to offset state tax liabilities. The state NOLs begin to expire in 2038 and the state tax credits do not expire.

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

In accordance with the Tax Cuts and Jobs Act of 2017, Research and Experimental, or R&E, expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of 5 years for domestic expenses and 15 years for foreign expenses.

Uncertain Tax Positions

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table reconciles the beginning and ending amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$1,141	$188	$2
Additions based on tax positions related to prior year	726	—	—
Additions based on tax positions related to current year	916	953	186
Reductions based on tax positions related to prior year	(248)	—	—
Reductions based on tax positions related to current year	—	—	—
Balance at end of year	$2,535	$1,141	$188

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2022, 2021 and 2020, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

The Company files income tax returns in the U.S. federal, California and other state tax jurisdictions. The federal and state income tax returns from December 31, 2018 to December 31, 2022 remain subject to examination.

13. Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For the year ended December 31, 2022, the Company made matching contributions of $0.8 million. The Company did not make matching contributions in the prior year.