Form 10-Q
period 2023-03-31
Day One Biopharmaceuticals, Inc.
filed 2023-05-01
CIK 1845337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 25, 2023, the registrant had 73,572,633 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the potential impact of global business or macroeconomic conditions, including as a result of inflation, rising interest rates, instability in the global banking system, and geopolitical conflicts, including the war in Ukraine, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I-FINANCIAL INFORMATION

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$49,268	$85,262
Short-term investments	268,911	257,007
Prepaid expenses and other current assets	4,209	5,605
Total current assets	322,388	347,874
Property and equipment, net	72	20
Operating lease right-of-use asset	616	699
Deposits and other long-term assets	487	469
Total assets	$323,563	$349,062
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,657	$260
Accrued expenses and other current liabilities	17,774	15,950
Current portion of operating lease liabilities	417	405
Total current liabilities	22,848	16,615
Long-term portion of lease liabilities	300	408
Total liabilities	23,148	17,023
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 73,572,633 and 73,458,176 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in-capital	612,402	601,771
Accumulated other comprehensive income (loss)	67	(71)
Accumulated deficit	(312,061)	(269,668)
Total stockholders’ equity	300,415	332,039
Total liabilities and stockholders' equity	$323,563	$349,062

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$27,828	$15,003
General and administrative	18,027	12,745
Total operating expenses	45,855	27,748
Loss from operations	(45,855)	(27,748)
Investment income, net	3,466	2
Other expense, net	(4)	(1)
Net loss attributable to common stockholders	(42,393)	(27,747)
Net loss per share, basic and diluted	$(0.59)	$(0.48)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	71,972,888	58,382,444

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(42,393)	$(27,747)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	138	—
Total comprehensive loss	$(42,255)	$(27,747)

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2022	73,458,176	$7	$601,771	$(71)	$(269,668)	$332,039
Issuance of common stock upon exercise of stock options	75,184	—	1,184	—	—	1,184
Issuance of common stock upon release of restricted stock units	60,673	—	—	—	—	—
Unvested common stock forfeiture	(21,400)	—	—	—	—	—
Share-based compensation expenses	—	—	9,447	—	—	9,447
Unrealized gain on available-for-sale securities	—	—	—	138	—	138
Net loss attributable to common stockholders	—	—	—	—	(42,393)	(42,393)
Balance at March 31, 2023	73,572,633	7	612,402	67	(312,061)	300,415

	Common Shares		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at December 31, 2021	61,952,292	$6	$408,629	$(127,487)	$281,148
Share-based compensation expenses	—	—	6,202	—	6,202
Unvested common stock forfeiture	(40,363)	—	—	—	—
Net loss attributable to common stockholders	—	—	—	(27,747)	(27,747)
Balance at March 31, 2022	61,911,929	$6	$414,831	$(155,234)	$259,603

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(42,393)	$(27,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,447	6,202
Depreciation expense	6	6
Accretion of discounts on short-term investments	(599)	—
Amortization of operating right-of-use assets	83	47
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,396	422
Deposits and other long-term assets	(18)	4
Accounts payable	4,379	(1,043)
Accrued expenses and other current liabilities	1,810	595
Operating lease liabilities	(96)	(49)
Net cash used in operating activities	(25,985)	(21,563)
Cash flows from investing activities:
Cash paid for purchase of short-term investments	(160,014)	—
Proceeds from maturity of short-term investments	148,847	—
Cash paid for purchase of property and equipment	(26)	(15)
Net cash used in investing activities	(11,193)	(15)
Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	1,184	—
Cash provided by financing activities	1,184	—
Net decrease in cash and cash equivalents	(35,994)	(21,578)
Cash and cash equivalents, beginning of period	85,262	284,309
Cash and cash equivalents, end of period	$49,268	$262,731
Supplemental disclosures of noncash activities:
Purchases of property and equipment included in accounts payable and in accrued expenses and other current liabilities	$32	$—

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

1.
Description of Business and Organization

Organization and Business

Day One Biopharmaceuticals, Inc., or the Company, is a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for people of all ages with life-threatening diseases. The Company was formed as a limited liability company under the laws of the State of Delaware in November 2018, under the name Hero Therapeutics Holding Company, LLC. Subsequently, the Company changed its name to Day One Therapeutics Holding Company, LLC in December 2018 and to Day One Biopharmaceuticals Holding Company, LLC, or Day One Holding LLC, in March 2020.

On May 26, 2021, the Company completed a conversion by filing a certificate of conversion with the Secretary of State of the State of Delaware and changed its name to Day One Biopharmaceuticals, Inc.

2.
Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual consolidated financial statements for the years ended December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial statements for interim periods presented in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future periods.

The Company's significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASU, of the Financial Accounting Standards Board, or FASB.

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

Notes to the Condensed Consolidated Financial Statements

Segments

The Company has determined that its chief executive officer is the chief operating decision maker, or CODM. The Company operates and manages the business as one reporting and one operating segment, which is the business of identifying and advancing targeted therapies for people of all ages with genomically defined cancers. The Company’s CODM reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s assets are located in the United States.

Concentration of credit risk and other risks and uncertainties

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. Amounts on deposit may at times exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and short-term investments that are recorded on its balance sheet. Per policy, the Company mitigates its risk by investing in high-grade instruments and limiting the concentration in any one issuer, which limits its exposure. The Company has not experienced any losses on its cash, cash equivalents and short-term investments.

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

3.
Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of March 31, 2023 and December 31, 2022, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$33,059	$—	$—	$33,059
U.S. treasury securities	—	37,817	—	37,817
U.S. government agency securities	—	234,087	—	234,087
Total assets measured at fair value	$33,059	$271,904	$—	$304,963

Notes to the Condensed Consolidated Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$18,765	$—	$—	$18,765
U.S. treasury securities	—	145,785	—	145,785
U.S. government agency securities	—	136,022	—	136,022
Total assets measured at fair value	$18,765	$281,807	$—	$300,572

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

There were no assets or liabilities classified as Level 3 as of March 31, 2023 and December 31, 2022.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$33,059	$—	$—	$33,059
U.S. government agency securities	2,993	—	—	2,993
Total cash equivalents	36,052	—	—	36,052

Short-term investments
U.S. treasury securities	37,806	11	—	37,817
U.S. government agency securities	231,038	59	(3)	231,094
Total short-term investments	$268,844	$70	$(3)	$268,911

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$18,765	$—	$—	$18,765
U.S. government agency securities	24,800	—	—	24,800
Total cash equivalents	43,565	—	—	43,565

Short-term investments
U.S. treasury securities	145,880	1	(96)	145,785
U.S. government agency securities	111,197	37	(12)	111,222
Total short-term investments	$257,077	$38	$(108)	$257,007

The following table summarizes the maturities of our cash equivalents and available-for-sale securities (in thousands):

	March 31, 2023
	Amortized Cost	Fair Value
Mature in one year or less	$304,896	$304,963
Total	$304,896	$304,963

	December 31, 2022
	Amortized Cost	Fair Value
Mature in one year or less	$300,642	$300,572
Total	$300,642	$300,572

Notes to the Condensed Consolidated Financial Statements

The following table presents the breakdown of the Company's available-for-sale securities with gross unrealized losses and the duration that those losses had been unrealized (in thousands):

	March 31, 2023
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial assets:
U.S. government agency securities	$24,815	$(3)	$—	$—	$24,815	$(3)
Total financial assets	$24,815	$(3)	$—	$—	$24,815	$(3)

	December 31, 2022
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial assets:
U.S. treasury securities	$140,822	$(96)	$—	$—	$140,822	$(96)
U.S. government agency securities	26,811	(12)	—	—	26,811	(12)
Total financial assets	$167,633	$(108)	$—	$—	$167,633	$(108)

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2023 and December 31, 2022, there were no securities that were in an unrealized loss position for more than 12 months. As of March 31, 2023, the unrealized losses on the Company’s investments in U.S. treasury securities and U.S. government agency securities were caused by interest rate increases. The current credit ratings are all within the guidelines of the investment policy of the Company and the Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

4.
Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid research and development expenses	$2,753	$3,007
Prepaid insurance	674	1,592
Other prepaid expenses and other assets	782	1,006
Total prepaid expenses and other current assets	$4,209	$5,605

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$39	$26
Laboratory equipment	45	—
Property and equipment, gross	84	26
Less: accumulated depreciation	(12)	(6)
Property and equipment, net	$72	$20

Notes to the Condensed Consolidated Financial Statements

Depreciation expense for each of the three months ended March 31, 2023 and 2022 was immaterial.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued research and development expenses	$11,283	$7,554
Accrued payroll related expenses	2,814	6,129
Accrued professional service expenses	3,162	2,088
Other	515	179
Total accrued expenses and other current liabilities	$17,774	$15,950

5.
Significant Agreements

License agreement with Merck KGaA, Darmstadt, Germany

On February 10, 2021, DOT Therapeutics-2, Inc., or DOT-2, the Company’s subsidiary, entered into a license agreement, or the MRKDG License Agreement, with Merck KGaA, Darmstadt, Germany, a pharmaceutical corporation located in Darmstadt, Germany. Under the MRKDG License Agreement, Merck KGaA, Darmstadt, Germany granted to the Company an exclusive worldwide license, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for the Company to research, develop, manufacture and commercialize products containing and comprising the pimasertib and MSC2015103B compounds. The Company also received clinical inventory supplies to use in its research and development activities. The Company’s exclusive license grant is subject to a non-exclusive license granted by Merck KGaA, Darmstadt, Germany’s affiliate to a cancer research organization and Merck KGaA, Darmstadt, Germany retains the right to conduct, directly or indirectly, certain ongoing clinical studies relating to pimasertib.

Under the MRKDG License Agreement, the Company has obligations to use commercially reasonable efforts to develop and commercialize at least two licensed products in at least two specified major market countries by the year 2029.

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. Additionally, the Company made a milestone payment of $2.5 million, which was recorded as research and development expenses due to the nature of the license agreement and the milestone event relating to the first dosing of a patient in a first clinical trial of a product containing pimasertib, in the year ended December 31, 2022. The Company may also be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well as a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. No milestones were achieved and due as of March 31, 2023.

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

Notes to the Condensed Consolidated Financial Statements

Takeda Asset Purchase Agreement

On December 16, 2019, DOT Therapeutics-1, Inc., or DOT-1, the Company’s subsidiary, entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Pursuant to the Takeda Asset Agreement, DOT-1 purchased certain technology rights and know-how related to TAK-580 (which is now tovorafenib (DAY101)) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. DOT-1 also received clinical inventory supplies to use in the Company’s research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to DOT-1 its exclusive license agreement, or the Viracta License Agreement, with Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.), or Viracta. Takeda also granted DOT-1 a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. The Company also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by DOT-1 in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of Conversion in connection with the Millennium Stock Exchange Agreement.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses in 2019. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No milestones were achieved and due as of March 31, 2023.

Notes to the Condensed Consolidated Financial Statements

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

6.
Commitments and Contingencies

Leases

In April 2022, the Company entered into a lease agreement for approximately 12,000 square feet of general use office space in Brisbane, California. Such agreement was determined to be a lease since the right to control the use of the identified asset was conveyed to the Company for a period of time in exchange for consideration. The term of the lease is 31 months and commenced in May 2022. There is no option to extend the lease term nor is there an option to terminate the lease term prior to its expiration. The Company is obligated to pay monthly rent expense and its pro rata share of the landlord's operating expenses which include utilities, common area maintenance expenses, and property taxes. Such expenses are a non-lease component and a variable consideration and included in the Company's operating expenses as incurred. The Company concluded that this lease is also an operating lease. The total payments for base rent over the term of the lease is approximately $1.1 million. Upon execution of the agreement, the Company paid a security deposit of approximately $40,000 classified as deposits and other long-term assets on the condensed consolidated balance sheets.

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of March 31, 2023, the weighted-average remaining lease term and weighted-average discount rate were 1.7 years and 9.0%, respectively.

The Company’s lease does not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.1 million and $47,000 for the three months ended March 31, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million and $52,000 for the three months ended March 31, 2023 and 2022, respectively. Variable payments expensed during the three months ended March 31, 2023 and 2022 were immaterial.

As of March 31, 2023, the future lease obligations were as follows (in thousands):

March 31, 2023
Remaining in 2023	$345
2024	424
Total future minimum lease payments	769
Less: Imputed interest	(52)
Present value of operating lease liabilities	717
Less: current portion of operating lease liabilities	(417)
Operating lease liabilities	$300

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of March 31, 2023 and December 31, 2022, there were no amounts accrued related to termination and cancellation charges as these are not probable.

Notes to the Condensed Consolidated Financial Statements

License Agreements

The Company entered into the license agreements, as disclosed in Note 5, pursuant to which the Company is required to pay milestones contingent upon meeting of specific events. The first milestone, related to the Viracta License Agreement, was achieved and recorded to research and development expense during the year ended December 31, 2021. The second milestone, related to the MRKDG License Agreement, was achieved and recorded to research and development during the year ended December 31, 2022. The Company may be required to pay royalties on sales of products developed under these agreements. All products are in development as of March 31, 2023 and December 31, 2022, and no such royalties were due.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company is not subject to any material legal proceedings, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims, to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of March 31, 2023 and December 31, 2022.

7.
Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value of $0.0001 per share. As of March 31, 2023, 73,572,633 shares of common stock were issued and outstanding.

At-The-Market Offering

In June 2022, the Company entered into an equity distribution agreement with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of the Company’s common stock for an aggregate offering price of up to $150.0 million under an at-the-market offering program, or the 2022 ATM. During the three months ended March 31, 2023, the Company did not make any sales under the 2022 ATM.

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

The Company has reserved shares of common stock for future issuances as follows:

March 31, 2023
Common stock options issued and outstanding	9,292,431
Common stock available for future grants	3,617,013
Common stock available for ESPP	1,836,337
Restricted stock units issued and outstanding	964,700
Total	15,710,481

Notes to the Condensed Consolidated Financial Statements

8.
Share-based Compensation

2022 Equity Inducement Plan

In October 2022, the board of directors and stockholders approved the 2022 Equity Inducement Plan, or the 2022 Plan. The 2022 Plan provides for the grant of non-statutory stock options and restricted stock units. The number of shares of common stock reserved for issuance under the 2022 Plan is 1,000,000 shares.

The following table provides a summary of stock option activity under the 2022 Plan during the three months ended March 31, 2023.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	309,000	$21.14
Granted	—	$—
Exercised	—	$—		$—
Forfeiture	—	$—
Outstanding at March 31, 2023	309,000	$21.14	9.6	$—
Vested and expected to vest at March 31, 2023	309,000	$21.14	9.6	$—
Exercisable at March 31, 2023	—	$—	—	$—

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

There was no fair value of options that vested during each of the three months ended March 31, 2023 and 2022. There was no weighted-average grant date fair value of options granted since there were no options granted from the 2022 Plan during each of the three months ended March 31, 2023 and 2022.

Unamortized share-based compensation for stock options as of March 31, 2023 was $4.2 million, which is expected to be recognized over a weighted-average period of 3.6 years.

The following table provides a summary of restricted stock units activity under the 2022 Plan during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2022	47,400	$21.14
Granted	—	$—
Vested	—	$—
Forfeiture	—	$—
Unvested restricted stock units at March 31, 2023	47,400	$21.14

Notes to the Condensed Consolidated Financial Statements

Unamortized share-based compensation for restricted stock units as of March 31, 2023 was $0.9 million, which is expected to be recognized over a weighted-average period of 3.6 years.

2021 Equity Incentive Plan

Immediately prior to consummation of the Company’s initial public offering, or the IPO, all the outstanding incentive shares were converted into common stock. The following table provides a summary of the unvested common stock awards activity during the three months ended March 31, 2023.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2022	1,722,744	$16.00
Vested	(251,620)	$16.00
Forfeiture	(21,400)	$16.00
Unvested common stock as of March 31, 2023	1,449,724	$16.00

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

The following table provides a summary of stock option activity under the 2021 Plan during the three months ended March 31, 2023.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	7,634,167	$16.42
Granted	1,515,000	$23.25
Exercised	(75,184)	$15.74		$612
Forfeiture	(90,552)	$20.04
Outstanding at March 31, 2023	8,983,431	$17.54	8.7	$1,099
Vested and expected to vest at March 31, 2023	8,983,431	$17.54	8.7	$1,099
Exercisable at March 31, 2023	2,828,518	$16.55	8.4	$61

Notes to the Condensed Consolidated Financial Statements

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The total fair value of options that vested during the three months ended March 31, 2023 and 2022 was $6.3 million and $1.7 million, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $16.63 per share and $8.47 per share, respectively.

Unamortized share-based compensation for stock options as of March 31, 2023 was $67.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options awards granted with the following assumptions:

Three Months Ended March 31,
	2023	2022
Expected term (in years)	5.86 - 6.25	5.90 - 6.08
Expected volatility	80.79% - 81.98%	65.20% - 66.92%
Risk-free interest rate	3.55% - 4.08%	1.47% - 2.55%
Expected dividend yield	—	—

The following table provides a summary of restricted stock units activity under the 2021 Plan during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2022	485,351	$16.83
Granted	510,660	$23.23
Vested	(60,673)	$20.08
Forfeiture	(18,038)	$21.04
Unvested restricted stock units at March 31, 2023	917,300	$20.10

Notes to the Condensed Consolidated Financial Statements

Unamortized share-based compensation for restricted stock units as of March 31, 2023 was $17.4 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Performance Awards

In June 2022, the Company granted performance awards, consisting of performance stock options, or PSOs, and performance stock units, or PSUs, to non-executive employees pursuant to the 2021 Equity Incentive Plan. Each performance award is earned through the achievement of a performance-based metric over a defined performance period determined by the compensation committee of the Company's board of directors. The estimated fair value of the equity awards that contain performance conditions is expensed over the term of the award once the Company has determined that it is probable that the performance conditions will be satisfied. As of March 31, 2023, the Company has granted 152,550 PSOs with a weighted-average grant date fair value of $7.78 per share and 99,250 PSUs with a weighted-average grant date fair value of $15.25 per share. The total fair values of PSOs and PSUs granted were $1.2 million and $1.5 million, respectively. As of March 31, 2023, no PSOs or PSUs had vested since the achievement of the performance-based metrics of the performance awards was not deemed probable.

For the three months ended March 31, 2023 and 2022, the Company has not granted any performance awards under the 2021 Plan.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted, and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share) and (b) an amount determined by the board of directors. 97,413 shares have been issued under the ESPP as of March 31, 2023. The Company recognized $0.2 million and $0.1 million compensation expense related to the ESPP for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023 and 2022, the Company has not issued any shares pursuant to the ESPP.

Share-based compensation expense recorded in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expense	$3,380	$2,147
General and administrative expense	6,067	4,055
Total share-based compensation expense	$9,447	$6,202

As of March 31, 2023, there was $96.6 million of unrecognized compensation cost related to unvested restricted stock, unvested restricted stock units, unvested stock options, and shares subject to purchase under the ESPP that is expected to be recognized over a weighted-average period of approximately 3.0 years.

As of March 31, 2023, there was $2.6 million of unrecognized compensation cost related to unvested PSOs and PSUs. The Company will recognize the PSO and PSU expense through the expected vesting dates when the achievement of the performance-based metrics is probable.

Notes to the Condensed Consolidated Financial Statements

9.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(42,393)	$(27,747)
Net loss per share, basic and diluted	$(0.59)	$(0.48)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	71,972,888	58,382,444

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	9,292,431	7,018,228
Unvested common shares	1,449,724	3,352,683
Restricted stock units	964,700	392,757
Shares committed under ESPP	47,099	24,357
Total	11,753,954	10,788,025

10.
Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For the three months ended March 31, 2023 and 2022, the Company made matching contributions of $0.8 million and $0.2 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes, our interim condensed consolidated financial statements and related notes, and other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2022, or our Annual Report, and this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” in this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for people of all ages with life threatening diseases. Initially, we have focused our clinical development efforts on pediatric patients living with cancer, a vulnerable population that has been underserved in the recent revolution in targeted therapeutics and immuno-oncology.

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

Tovorafenib (DAY101) has been granted Breakthrough Therapy designation by the U.S. Food and Drug Administration, or the FDA, in August 2020 for the treatment of relapsed or progressive low-grade glioma, or pLGG, based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in pLGG patients. Pediatric low-grade glioma is the most common brain tumor diagnosed in children for which there is no standard of care and for which there are no approved therapies for the vast majority of patients. We received Orphan Drug designation for the treatment of malignant glioma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted Rare Pediatric Disease designation to tovorafenib (DAY101) for treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration in July 2021.

We have initiated and fully enrolled a pivotal Phase 2 trial, or FIREFLY-1, of tovorafenib (DAY101) as a monotherapy for pediatric patients with relapsed or progressive low-grade glioma harboring an activating BRAF alteration. The first patient was dosed in FIREFLY-1 in May 2021 and we completed enrollment in the registrational arm in May 2022. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients now that the primary cohort has completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib (DAY101) in patients aged six months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion. We reported initial data from an interim analysis from the FIREFLY-1 trial in June 2022 and top-line data for all patients in January 2023. Topline data from January 2023 demonstrated an overall response rate, or ORR, of 64% in the 69 Response Assessment for Neuro-Oncology- High Grade Glioma, or RANO-HGG, evaluable patients, comprising 3 confirmed complete responses, or CR, and 41 partial responses, or PR (31 confirmed partial responses and 10 unconfirmed partial response, or uPR). We observed an additional 19 patients with a best response of stable disease, or SD, resulting in a clinical benefit rate of 91% (CR+ PR/uPR+ SD of any duration). Safety data, based on 77 treated patients, indicated monotherapy tovorafenib (DAY101) to be generally well-tolerated. We believe tumor reduction or stabilization is clinically meaningful for pLGG patients, as both are perceived as beneficial given the lack of approved therapies for the majority of patients. On April 19, 2023, we held a pre-New Drug Application, or NDA, meeting with the FDA for tovorafenib (DAY101) for the treatment of patients with relapsed or progressive pLGG. We remain in position to initiate the submission of the NDA as early as the second quarter of 2023. In April 2023, we also announced new clinical data from the ongoing, open-label, pivotal Phase 2 FIREFLY-1 trial evaluating the investigational agent tovorafenib (DAY101) in relapsed or progressive pLGG will be presented on June 4, 2023, as an oral presentation at the 2023 American Society of Clinical Oncology, or ASCO, annual meeting. An ASCO abstract scheduled for release on May 25, 2023 will include topline data from FIREFLY-1 as of September 28, 2022, while new detailed clinical data will be highlighted at the June 4, 2023 oral presentation.

We initiated a pivotal Phase 3 trial, or FIREFLY-2, of tovorafenib (DAY101) as a frontline therapy in pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023.

Our second product candidate, pimasertib, is an oral, highly-selective small molecule inhibitor of mitogen-activated protein kinase kinases 1 and 2, or MEK, a well-characterized key signaling node in the MAPK pathway. Pimasertib has been studied in more than 10 Phase 1/2 clinical trials in over 850 patients with various tumor types, both as a monotherapy and in combination with standard of care therapies. Published preclinical studies indicated that pimasertib has higher central nervous system penetration than other MEK inhibitors.

We have initiated an open-label, multicenter, Phase 1b/2a umbrella master trial, or FIRELIGHT-1, of tovorafenib (DAY101) monotherapy or combination therapy, which consists of two substudies. Substudy 1 is a Phase 2 trial of tovorafenib (DAY101) as monotherapy in patients 12 years and older with RAF–altered tumors; the first patient was dosed in November 2021. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib (DAY101) and pimasertib in patients 12 years and older with various MAPK-altered solid tumors; the first patient was dosed in May 2022. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, tumors with BRAF wild-type fusions, and tumors driven by KRAS alterations. In April 2023, we presented a poster titled "Clinical Activity of the Type II pan-RAF Inhibitor Tovorafenib (DAY101) in BRAF-fusion Melanoma" at the 19th European Association of Dermato-Oncology, or EADO, Congress demonstrating initial antitumor activity in relapsed/refractory adult BRAF-fusion while being generally well-tolerated in the ongoing FIRELIGHT-1 study.

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

Since our inception in November 2018, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and building our pipeline; organizing and staffing our company; business planning; establishing and maintaining our intellectual property portfolio; establishing arrangements with third parties for the manufacture of our product candidates; raising capital; preparing for commercial launch; and providing general and administrative support for these operations. We do not have any products approved for commercial sale and have not generated any revenues from product sales or any other source and have incurred net losses since commencement of our operations. For the three months ended March 31, 2023 and 2022, we reported a net loss of $42.4 million and $27.7 million, respectively. We had an accumulated deficit of $312.1 million as of March 31, 2023. We expect a significant increase in expenses and substantial losses for the foreseeable future as we continue our development of, and seek regulatory approvals for our product candidates, commercialize any approved products, and seek to expand our product pipeline and invest in our organization.

To date, we have funded our operations through the sale of our redeemable convertible preferred shares, convertible notes and common stock in our IPO and subsequent public offering.

Cash and cash equivalents and short-term investments totaled $318.2 million as of March 31, 2023. Based on our current operating plan, management believes we have sufficient capital resources to fund anticipated operations into 2025. Because of the numerous risks and uncertainties associated with product development, we may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, we made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. Additionally, we made a milestone payment of $2.5 million, which was recorded as research and development expenses due to the nature of the license agreement and the milestone event relating to the first dosing of a patient in a first clinical trial of a product containing pimasertib, in the year ended December 31, 2022. We may also be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. No milestones were achieved and due as of March 31, 2023.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses in 2019. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No milestones were achieved and due as of March 31, 2023.

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

Components of Results of Operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of external and internal expenses incurred for our research activities, including our discovery and in-licensing undertakings, and the development of our lead product candidate, tovorafenib (DAY101), and our second product candidate, pimasertib.

External expenses include:

•
costs incurred under agreements with third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other third parties that conduct clinical trials on our behalf;
•
costs associated with acquiring technology and intellectual property licenses that have no alternative future uses; and
•
other operational costs not allocable to a specific product, including expenses for rent and facilities maintenance, travel and information technology.

Internal expenses include:

•
employee-related costs, including salaries, bonuses, benefits and share-based compensation expense, for our research and development personnel.

We expense research and development expenses as incurred. We track external costs by program, which currently consist of expenses for our tovorafenib (DAY101) program and our pimasertib program. We do not track indirect costs on a program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified.

Research and development activities are central to our business model. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to implement our business strategy; advance tovorafenib (DAY101) and pimasertib through clinical trials and conduct larger clinical trials; expand our research and development efforts; and identify, acquire and develop additional product candidates, particularly as more of our product candidates move into clinical development and later stages of clinical development.

The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot guarantee that results of clinical trials will be favorable or sufficient to support regulatory approvals for any of our product development programs. We could decide to abandon development or be required to spend considerable resources not otherwise contemplated. For additional discussion regarding the risks and uncertainties regarding our research and development programs, please refer to Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

General and administrative expenses

General and administrative expenses consist primarily of employee-related costs, professional services and other operational costs. Employee-related costs include salaries, bonuses, benefits and share-based compensation expense for our general and administrative personnel. Professional service expenses include legal fees; professional fees for accounting, auditing, tax, human resources, business development, and other consulting services. Other operational costs include expenses for rent and facilities maintenance, travel, insurance and information technology.

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we anticipate an increase in our personnel headcount to support expansion of research and development efforts for our product candidates and build out of commercial capabilities, as well as to support our operations generally. We also expect continued expenses associated with being a public company, including costs related to compliance with the requirements of the Nasdaq Global Select Market, or Nasdaq, and the Securities and Exchange Commission, or the SEC; and investor and public relations costs.

Results of operations

Comparison of three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (unaudited):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$27,828	$15,003	$12,825	85.5%
General and administrative	18,027	12,745	5,282	41.4%
Total operating expenses	45,855	27,748	18,107	65.3%
Loss from operations	(45,855)	(27,748)	(18,107)	65.3%
Investment income, net	3,466	2	3,464	*
Other expense, net	(4)	(1)	(3)	*
Net Loss attributable to common stockholders	$(42,393)	$(27,747)	$(14,646)	52.8%

* Amount and/or percentage not meaningful

Research and development expenses

Research and development expenses increased $12.8 million, from $15.0 million for the three months ended March 31, 2022 to $27.8 million for the three months ended March 31, 2023. In the three months ended March 31, 2023 as compared to March 31, 2022, third-party expenses increased by $8.4 million, due primarily to an increase in clinical trial, manufacturing, and other product development expenses, and employee related expenses increased by $4.4 million driven by headcount growth.

The following table summarizes our external and internal research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$15,851	$8,245
Other research and development costs	1,382	590
Internal costs:
Employee related expenses	10,595	6,168
Total research and development expenses	$27,828	$15,003

(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib (DAY 101) program and the pimasertib program were $14.8 million and $1.1 million for three months ended March 31, 2023 compared to $7.1 million and $1.1 million, respectively, for the three months ended March 31, 2022.

General and administrative expenses

General and administrative expenses increased $5.3 million, from $12.7 million for the three months ended March 31, 2022 to $18.0 million for the three months ended March 31, 2023. The increase in general and administrative expenses was primarily due to $4.3 million in employee related costs driven by headcount growth and $1.0 million in professional services driven by the build out of commercial capabilities and continued expansion of business operations.

Liquidity and Capital Resources

Sources of liquidity

In June 2022, we entered into an equity distribution agreement with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock having an aggregate offering price of up to $150.0 million from time to time, or the 2022 ATM. The issuance and sale of these shares by us pursuant to the 2022 ATM were deemed an “at-the-market” offering under the Securities Act. As of March 31, 2023, we have not sold any shares of our common stock under the 2022 ATM.

In June 2022, we completed a follow-on offering and issued and sold 11,500,000 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 1,500,000 shares of common stock) at a price to the public of $15.00 per share for net proceeds of approximately $161.6 million, after deducting underwriting discounts, commissions and offering costs.

In June 2021, we completed our IPO and sold an aggregate of 11,500,000 shares of common stock at a price to the public of $16.00 per share, which included 1,500,000 shares issued upon the full exercise by the underwriters in May 2021 of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of $167.0 million, after deducting underwriting discounts, commissions, and offering costs of $17.0 million. Prior to our IPO, we had funded our operations through the sale of our redeemable convertible preferred shares and convertible notes. We had previously raised approximately $192.0 million in gross proceeds from the sale and issuance of our Series A and Series B redeemable convertible preferred shares and convertible notes. As of March 31, 2023, we had an accumulated deficit of $312.1 million and $318.2 million in cash and cash equivalents and short-term investments. We believe our cash and cash equivalents and short-term investments will be sufficient to satisfy our cash requirements over the next 12 months and into 2025.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our material cash requirements include the following contractual and other obligations.

Leases

We have an operating lease obligation for office space. As of March 31, 2023, we had fixed lease payment obligations of approximately $0.5 million payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We have entered into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of March 31, 2023, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

We have entered into licensing agreements, which require us to pay milestones contingent upon meeting of specific events. We made milestone payments of $2.5 million related to the first dosing of a patient in a first clinical trial of a product containing pimasertib in the year ended December 31, 2022 and $3.0 million related to the Viracta License Agreement in the year ended December 31, 2021. We are required to pay royalties on sales of products developed under these agreements. All our products are in development as of March 31, 2023 and no such royalties are due. As of March 31, 2023, we do not have any contingent payment obligations since the amount, timing and likelihood of such payments are not known.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(25,985)	$(21,563)
Net cash used in investing activities	(11,193)	(15)
Net cash provided by financing activities	1,184	—
Net decrease in cash and cash equivalents	$(35,994)	$(21,578)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2023 was $26.0 million, consisting of our net loss of $42.4 million, non-cash charges of $8.9 million and net changes in operating assets and liabilities of $7.5 million. Non-cash charges is primarily related to share-based compensation expense of $9.4 million, which was partially offset by accretion of discounts on short-term investments of $0.6 million. Net changes in operating assets and liabilities is primarily related to an increase in accounts payable of $4.4 million, an increase in accrued expenses and other current liabilities of $1.8 million and a decrease of prepaid expenses and other current assets of $1.4 million, which were partially offset by a decrease to operating lease liabilities of $0.1 million.

Net cash used in operating activities for the three months ended March 31, 2022 was $21.6 million, consisting of our net loss of $27.7 million, non-cash charges of $6.3 million and net changes in operating assets and liabilities of $0.1 million. Non-cash charges is primarily related to share-based compensation expense of $6.2 million. Net changes in operating assets and liabilities were primarily related to a decrease in accounts payable of $1.0 million, which was partially offset by an increase in accrued expenses and other current liabilities of $0.6 million and a decrease in prepaid expenses and other current assets of $0.4 million.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2023 was $11.2 million related to the purchase of short-term investments of $160.0 million partially offset by the proceeds from the maturity of short-term investments of $148.8 million.

Net cash used in investing activities for the three months ended March 31, 2022 was $15,000 related to property and equipment expenditures.

Financing activities

Cash provided by financing activities for the three months ended March 31, 2023 was $1.2 million related to net proceeds from the issuance of common stock upon stock option exercises.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, changing interest rates, recent turmoil in the global banking system, geopolitical instability, including the war in Ukraine, public health epidemics, such as the COVID-19 pandemic, or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

Off-balance sheet arrangements

We did not during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC other than our indemnification agreements as described in Note 6 of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical accounting policies and use of estimates

Our critical accounting policies are disclosed in our audited consolidated financial statements for the year ended December 31, 2022, and the related notes, included in our Annual Report.

New Accounting Pronouncements

Refer to Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Emerging Growth Company Status

As an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total gross revenue of $1.07 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, and (vi) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We relied upon data from an investigator-initiated Phase 1 clinical trial (PNOC014) and we do not control the trial operations or reporting of the results.
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

Since our inception, we have focused substantially all of our efforts and financial resources on the clinical development of our lead product candidate, tovorafenib (DAY101), initially for relapsed or progressive low-grade gliomas, or pLGGs, and our other current product candidate, pimasertib, an orally available small molecule inhibitor of MEK kinase, which we intend to use in combination with tovorafenib (DAY101) for the treatment of RAS- and RAF-dependent tumors. To date, we have financed our operations primarily through the sale and issuance of redeemable convertible preferred shares, convertible notes, and the completion of our IPO, and follow-on public offerings of our common stock.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our redeemable convertible preferred shares, our convertible notes, the completion of our IPO and follow-on offerings of our common stock. For the three months ended March 31, 2023 and 2022, we reported a net loss of $42.4 million and $27.7 million, respectively. We had an accumulated deficit of $312.1 million as of March 31, 2023. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib (DAY101) and pimasertib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidate and other product candidates, including our ongoing pivotal Phase 2 FIREFLY-1 trial for tovorafenib (DAY101), our ongoing pivotal Phase 3 FIREFLY-2 trial of tovorafenib (DAY101) as a potential frontline therapy in pLGG, our ongoing Phase 1b/2 FIRELIGHT-1 umbrella master trial of tovorafenib (DAY101) in adult RAS/RAF-altered solid tumors as a monotherapy and in combination with pimasertib, and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In addition, if we obtain marketing approval for tovorafenib (DAY101), pimasertib, or another product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of tovorafenib (DAY101), pimasertib, or such other product candidate. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

•
addressing any delays in our ongoing and planned clinical trials resulting from factors related to any macroeconomic conditions, major natural disaster, public health epidemic or significant political event, including inflation, changes in interest rates, turmoil in the global banking system and the war in Ukraine;
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

Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. Our ability to raise capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, recent turmoil in the global banking system, geopolitical instability, including the war in Ukraine, public health epidemics, such as the COVID-19 pandemic, or otherwise.

We had $318.2 million in cash, cash equivalents and short-term investments as of March 31, 2023. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses, and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. In June 2022, we entered into an equity distribution agreement with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $150.0 million under an at-the-market offering program, or 2022 ATM. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to our 2022 ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, recent turmoil in the global banking system, geopolitical instability, including the war in Ukraine, public health epidemics, including the COVID-19 pandemic, or otherwise.

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

We relied upon data from an investigator-initiated Phase 1 clinical trial (PNOC014) and we do not control the trial operations or reporting of the results.

The initial Phase 1 study for our lead product candidate, tovorafenib (DAY101), was run as an investigator-initiated, multi-center trial in patients with relapsed/refractory pLGG that is being conducted by the Dana Farber Cancer Institute in collaboration with the Pacific Pediatric Neuro-Oncology Consortium, or PNOC. The last data reported from that trial was in January 2023. It is possible that additional data, when reported, will not demonstrate similar results. We have no control over the timing of such clinical data announcements. Our pivotal Phase 2 FIREFLY-1 trial tovorafenib is a Day One-sponsored trial. Although we expect that our pivotal Phase 2 FIREFELY-1 trial in pLGG will provide a sufficient dataset to support approval based on preliminary discussions with regulatory agencies, we cannot assure you that the FDA will not require data from additional patients or additional follow-up data from existing patients on PNOC014 to support approval. In addition, in later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We expect to face competition from existing products and products in development for each of our programs. Drug discovery efforts focused on V600 mutations have led to clinical success in some cancers. Three BRAF inhibitors have been approved by the FDA for the treatment of tumors containing V600E or V600K mutations. These first-generation BRAF inhibitors, known more generally as Type I RAF inhibitors, are vemurafenib, marketed as Zelboraf® by Genentech; dabrafenib, marketed as Tafinlar® by Novartis; and encorafenib, marketed as Braftovi® by Pfizer. Dabrafenib, in combination with trametinib, marketed as Mekinist® by Novartis, has been approved for the treatment of adult and pediatric patients ≥ 6 years of age with unresectable or metastatic solid tumors with BRAF V600E mutation who have progressed following prior treatment and have no satisfactory alternative treatment options. This includes BRAF V600E pLGG, a subset of the greater RAF-altered pLGG clinical scope of the tovorafenib (DAY101) development program. We believe that current data indicates that the BRAF V600E subset represents 10%-20% of BRAF-altered pLGG, but additional epidemiologic data may emerge as more patients are profiled. Further, dabrafenib, in combination with trametinib, was granted full approval in the BRAF V600E pLGG indication in March 2023 to include the treatment of pediatric patients 1 year of age and older with low-grade glioma (LGG) with a BRAF V600E mutation who require initial systemic therapy.

Four MEK inhibitors have been approved by the FDA. Three have been approved for the treatment of tumors containing BRAF V600E or V600K mutations, including cobimetinib, marketed as Cotellic® by Genentech; trametinib, marketed as Mekinist® by Novartis; and binimetinib, marketed as Mektovi® by Pfizer. A fourth MEK inhibitor—selumetinib, marketed as Koselugo® by AstraZeneca—has been approved for the treatment of pediatric patients, two years of age and older, with neurofibromatosis type 1, or NF1, who have symptomatic, inoperable plexiform neurofibromas. While MEK inhibitors as monotherapy have been shown to be active in BRAF altered pLGG (both BRAF V600E mutant pLGG and BRAF fusion-driven pLGG), no MEK inhibitors have been FDA approved as monotherapy for the treatment of pLGG patients.

There are a number of next-generation BRAF inhibitors in clinical development. BeiGene has two next-generation BRAF programs: Lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study. Hanmi/Genentech are developing belvarafenib in combination with cobimetinib in a Phase 1b clinical trial. Fore Therapeutics (formerly NovellusDx) is developing the RAF dimer breaker PLX8394 in a Phase 1/2 trial in combination with cobicistat. Kinnate is developing KIN-2787 in a monotherapy Phase 1 clinical trial as well as in combination with the MEK inhibitor binimetinib in a Phase 1b clinical trial. Black Diamond Therapeutics have next-generation BRAF inhibitors in various stages of preclinical development. Jazz Pharmaceuticals and Redx have announced that the pan-RAF inhibitor JZP815 has entered clinical development in a Phase 1 trial. Erasca recently announced that it has entered into an exclusive worldwide license agreement with Novartis for naporafenib, a Phase 2 pivotal-ready pan-RAF inhibitor with a potential first-in-class and best-in-class profile in NRAS mutant melanoma and other RAS/MAPK pathway-driven tumors.

With regard to the treatment of pLGG, some MEK inhibitors’ and some type I RAF inhibitors’ other targeted therapies have been studied, or are being studied, in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. The off-label use of these agents may represent competition for tovorafenib (DAY101) when it enters the market.

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

As is the case with pharmaceuticals generally, we have observed side effects and adverse events associated with our lead product candidate, tovorafenib (DAY101), and our other product candidates. The most common side effects (adverse events) observed to date with tovorafenib included maculopapular rash, anemia, headache, elevation in blood creatinine phosphokinase, or CPK, nausea, skin and hair discoloration and fatigue.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. For example, our FIREFLY-1 clinical trial was designed to use the Response Assessment for Neuro-Oncology- High Grade Glioma (RANO-HGG) to measure the primary endpoint of ORR, in alignment with the FDA, with ORR using Response Assessment for Pedaitric Neuro-Oncology – Low-Grade Glioma (RAPNO-LGG) as a secondary endpoint. Following discussions with the FDA and the March 2023 approval of dabrafenib, in combination with trametinib in BRAF V600E pLGG, we have structured the primary endpoint in our FIREFLY-2/LOGGIC trial to be assessed using the Response Assessment for Neuro-Oncology-Low Grade Glioma (RANO-LGG) and have included RANO-LGG as an exploratory endpoint in FIREFLY-1. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. For example, if successful, we believe that the pivotal Phase 2 FIREFLY-1 trial of tovorafenib (DAY101) may be sufficient to support FDA approval of an NDA for tovorafenib (DAY101), but the FDA may disagree with the sufficiency of our data and require additional clinical trials. Additionally, depending upon the results of the pivotal Phase 2 FIREFLY-1 trial of tovorafenib (DAY101), we may receive accelerated approval for tovorafenib (DAY101), which would require additional data and potentially a confirmatory trial to validate the clinical benefit of the drug. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of tovorafenib (DAY101) or pimasertib or any other product candidate may not be predictive of the results of our later-stage clinical trials. Additionally, we have become aware of competitor clinical trials in front-line pLGG and we believe the FDA and other regulators may consider the design and results of these trials when evaluating our front-line program. For example, while we may believe certain results in patients, such as stable disease, suggest encouraging clinical activity, stable disease is not considered a response for regulatory purposes in an endpoint assessing ORR.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

We do not have any manufacturing facilities, and we currently contract with certain third-party manufacturers in China. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if any of our product candidates obtain marketing approval. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, we cannot be sure to what extent the supply chain issues caused by public health epidemics, such as the COVID-19 pandemic, and geopolitical uncertainty may impact our ability to procure sufficient supplies for the development of our product candidates and what, if any, impact that may have on our facilities and operations in the region, including but not limited to a decrease or disruption of production, increased costs of production or other interruptions in our supply chain. In addition, any disruption in production or inability of our manufacturers, specifically in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Any of these matters could materially adversely affect our business, financial condition and results of operations. In addition, disruptions in logistics routes and transportation capabilities could disrupt our supply chain. And, if we experience unexpected spikes in demand over time, we risk running out of our necessary supplies.

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

We rely on a limited number of suppliers, some of whom are our sole source for certain materials, and some of whom are based in foreign jurisdictions. Our small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, including inflation and changes in interest rates, turmoil in the global banking system, natural disasters, fire, acts of terrorism, pandemics, including the COVID-19 pandemic, or other catastrophic events. Further, in the case of materials for which we have a sole supplier, even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions, which may adversely affect our business and results of operations.

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

We had 125 full-time employees as of March 31, 2023. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 pandemic and the subsequent increase of “work from home” have generally increased the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the increase of remote work to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants, and other third-party partners, or inappropriate disclosure of confidential, sensitive, or proprietary information, we could incur liability and reputational damage and the further development and commercialization of tovorafenib (DAY101), pimasertib, or any future product candidates could be delayed. Any breach, loss or compromise of proprietary, sensitive, or confidential information may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. For example, the California Consumer Privacy Act of 2018, or the CCPA, as amended by the California Privacy Rights Act, or the CPRA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences.

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

Although [no third party has asserted a claim of patent infringement against us as of March 31, 2023], others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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
•
changes in general market and economic conditions, such as due to rising interest rates, inflation, recent turmoil in the global banking system, the war in Ukraine and public health epidemics, such as the COVID-19 pandemic; and
•
business development activities, such as additional program in-licensing, which could result in up-front payments or increased development expenses.

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
•
general economic, industry and market conditions, including rising interest rates, inflation and the recent turmoil in the global banking system, many of which are beyond our control; and
•
other events or factors, including those resulting from global pandemics, such as the COVID-19 pandemic, or war, incidents of terrorism or responses to these events, including those related to the war in Ukraine.

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

The holders of an aggregate of 73,572,633 shares of our outstanding common stock as of March 31, 2023 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of March 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 46.6% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated.

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

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation, as well as the possibility of a recession or further economic downturn. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, Silicon Valley Bank (SVB), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC), as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures and continued instability in the global banking system may adversely impact our business and financial condition. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: May 1, 2023	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President Principal Executive Officer

Date: May 1, 2023	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer