Form 10-Q
period 2023-06-30
Day One Biopharmaceuticals, Inc.
filed 2023-08-07
CIK 1845337

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 86,973,819 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$189,211	$85,262
Short-term investments	253,671	257,007
Prepaid expenses and other current assets	6,902	5,605
Total current assets	449,784	347,874
Property and equipment, net	183	20
Operating lease right-of-use asset	530	699
Deposits and other long-term assets	259	469
Total assets	$450,756	$349,062
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,565	$260
Accrued expenses and other current liabilities	19,519	15,950
Current portion of operating lease liabilities	428	405
Total current liabilities	24,512	16,615
Long-term portion of lease liabilities	190	408
Total liabilities	24,702	17,023
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 86,971,328 and 73,458,176 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	7
Additional paid-in-capital	783,978	601,771
Accumulated other comprehensive loss	(9)	(71)
Accumulated deficit	(357,924)	(269,668)
Total stockholders’ equity	426,054	332,039
Total liabilities and stockholders' equity	$450,756	$349,062

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$32,182	$22,560	$60,010	$37,563
General and administrative	17,072	14,159	35,099	26,904
Total operating expenses	49,254	36,719	95,109	64,467
Loss from operations	(49,254)	(36,719)	(95,109)	(64,467)
Investment income, net	3,406	189	6,872	191
Other expense, net	(15)	—	(19)	(1)
Net loss attributable to common stockholders	(45,863)	(36,530)	(88,256)	(64,277)
Net loss per share, basic and diluted	$(0.61)	$(0.60)	$(1.20)	$(1.08)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	74,964,878	60,760,527	73,478,567	59,586,529

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(45,863)	$(36,530)	$(88,256)	$(64,277)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities	(76)	(3)	62	(3)
Total comprehensive loss	$(45,939)	$(36,533)	$(88,194)	$(64,280)

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2022	73,458,176	$7	$601,771	$(71)	$(269,668)	$332,039
Issuance of common stock upon exercise of stock options	75,184	—	1,184	—	—	1,184
Issuance of common stock upon release of restricted stock units	60,673	—	—	—	—	—
Unvested common stock forfeiture	(21,400)	—	—	—	—	—
Share-based compensation expenses	—	—	9,447	—	—	9,447
Unrealized gain on available-for-sale securities	—	—	—	138	—	138
Net loss attributable to common stockholders	—	—	—	—	(42,393)	(42,393)
Balance at March 31, 2023	73,572,633	7	612,402	67	(312,061)	300,415
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,827	13,269,231	2	161,407	—	—	161,409
Issuance of common stock upon exercise of stock options	2,704	—	39	—	—	39
Issuance of common stock upon release of restricted stock units	69,020	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	57,740	—	653	—	—	653
Share-based compensation expenses	—	—	9,477	—	—	9,477
Unrealized loss on available-for-sale securities	—	—	—	(76)	—	(76)
Net loss attributable to common stockholders	—	—	—	—	(45,863)	(45,863)
Balance at June 30, 2023	86,971,328	9	783,978	(9)	(357,924)	426,054

	Common Shares		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2021	61,952,292	$6	$408,629	$—	$(127,487)	$281,148
Share-based compensation expenses	—	—	6,202	—	—	6,202
Unvested common stock forfeiture	(40,363)	—	—	—	—	—
Net loss attributable to common stockholders	—	—	—	—	(27,747)	(27,747)
Balance at March 31, 2022	61,911,929	6	414,831	—	(155,234)	259,603
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,864	11,500,000	1	161,609	—	—	161,610
Issuance of common stock pursuant to Employee Stock Purchase Plan	49,171	—	320	—	—	320
Share-based compensation expenses	—	—	5,631	—	—	5,631
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss attributable to common stockholders	—	—	—	—	(36,530)	(36,530)
Balance at June 30, 2022	73,461,100	$7	$582,391	$(3)	$(191,764)	$390,631

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(88,256)	$(64,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	18,924	11,833
Depreciation expense	12	12
Accretion of discounts on short-term investments	(5,858)	—
Amortization of operating right-of-use assets	169	174
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,297)	(2,580)
Deposits and other long-term assets	210	(315)
Accounts payable	4,305	(1,305)
Accrued expenses and other current liabilities	3,569	5,224
Operating lease liabilities	(195)	(116)
Net cash used in operating activities	(68,417)	(51,350)
Cash flows from investing activities:
Cash paid for purchase of short-term investments	(264,744)	(5,990)
Proceeds from maturity of short-term investments	274,000	—
Cash paid for purchase of property and equipment	(175)	(22)
Net cash provided by (used in) investing activities	9,081	(6,012)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	161,409	161,610
Proceeds from issuance of common stock upon stock option exercises	1,223	—
Proceeds from issuance of common stock upon Employee Stock Purchase Plan purchase	653	320
Cash provided by financing activities	163,285	161,930
Net increase in cash and cash equivalents	103,949	104,568
Cash and cash equivalents, beginning of period	85,262	284,309
Cash and cash equivalents, end of period	$189,211	$388,877
Supplemental disclosures of noncash activities:
Lease liability obtained in exchange for right-of-use asset	$—	$940
Unpaid/deferred offering costs	$307	$519

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

2.
Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies as disclosed in Note 2 to the Company’s annual consolidated financial statements for the years ended December 31, 2022 and 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial statements for interim periods presented in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

The JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company. As of December 31, 2023, the Company will no longer qualify as an emerging growth company and be able to take advantage of the exemptions from various reporting requirements beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2023 to be filed in 2024.

3.
Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of June 30, 2023 and December 31, 2022, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

Notes to the Condensed Consolidated Financial Statements

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$23,703	$—	$—	$23,703
U.S. treasury securities	—	68,548	—	68,548
U.S. government agency securities	—	186,115	—	186,115
Total assets measured at fair value	$23,703	$254,663	$—	$278,366

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$18,765	$—	$—	$18,765
U.S. treasury securities	—	145,785	—	145,785
U.S. government agency securities	—	136,022	—	136,022
Total assets measured at fair value	$18,765	$281,807	$—	$300,572

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

There were no assets or liabilities classified as Level 3 as of June 30, 2023 and December 31, 2022.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$23,703	$—	$—	$23,703
U.S. government agency securities	992	—	—	992
Total cash equivalents	24,695	—	—	24,695

Short-term investments
U.S. treasury securities	67,601	—	(46)	67,555
U.S. government agency securities	186,079	42	(5)	186,116
Total short-term investments	$253,680	$42	$(51)	$253,671

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$18,765	$—	$—	$18,765
U.S. government agency securities	24,800	—	—	24,800
Total cash equivalents	43,565	—	—	43,565

Short-term investments
U.S. treasury securities	145,880	1	(96)	145,785
U.S. government agency securities	111,197	37	(12)	111,222
Total short-term investments	$257,077	$38	$(108)	$257,007

The following table summarizes the maturities of our cash equivalents and available-for-sale securities (in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
Mature in one year or less	$278,375	$278,366
Total	$278,375	$278,366

Notes to the Condensed Consolidated Financial Statements

	December 31, 2022
	Amortized Cost	Fair Value
Mature in one year or less	$300,642	$300,572
Total	$300,642	$300,572

The following table presents the breakdown of the Company's available-for-sale securities with gross unrealized losses and the duration that those losses had been unrealized (in thousands):

	June 30, 2023
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial assets:
U.S. treasury securities	$67,556	$(46)	$—	$—	$67,556	$(46)
U.S. government agency securities	30,368	(5)	—	—	30,368	(5)
Total financial assets	$97,924	$(51)	$—	$—	$97,924	$(51)

	December 31, 2022
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial assets:
U.S. treasury securities	$140,822	$(96)	$—	$—	$140,822	$(96)
U.S. government agency securities	26,811	(12)	—	—	26,811	(12)
Total financial assets	$167,633	$(108)	$—	$—	$167,633	$(108)

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2023 and December 31, 2022, there were no securities that were in an unrealized loss position for more than 12 months. As of June 30, 2023, the unrealized losses on the Company’s investments in U.S. treasury securities and U.S. government agency securities were caused by interest rate increases. The Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis.

4.
Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid research and development expenses	$4,138	$3,007
Prepaid insurance	1,983	1,592
Other prepaid expenses and other assets	781	1,006
Total prepaid expenses and other current assets	$6,902	$5,605

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$39	$26
Laboratory equipment	162	—
Property and equipment, gross	201	26
Less: accumulated depreciation	(18)	(6)
Property and equipment, net	$183	$20

Notes to the Condensed Consolidated Financial Statements

Depreciation expense for each of the three and six months ended June 30, 2023 and 2022 was immaterial.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued research and development expenses	$12,073	$7,554
Accrued payroll related expenses	5,132	6,129
Accrued professional service expenses	2,128	2,088
Other	186	179
Total accrued expenses and other current liabilities	$19,519	$15,950

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. Additionally, the Company made a milestone payment of $2.5 million, which was recorded as research and development expenses due to the nature of the license agreement and the milestone event relating to the first dosing of a patient in a first clinical trial of a product containing pimasertib, in the year ended December 31, 2022. The Company may also be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well as a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. No milestones were achieved and due as of June 30, 2023.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses in 2019. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No milestones were achieved and due as of June 30, 2023.

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

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of June 30, 2023, the weighted-average remaining lease term and weighted-average discount rate were 1.4 years and 9.0%, respectively.

The Company’s lease does not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.1 million for each of the three months ended June 30, 2023 and 2022 and was $0.2 million for each of the six months ended June 30, 2023 and 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. Variable payments expensed during the three and six months ended June 30, 2023 and 2022 were immaterial.

As of June 30, 2023, the future lease obligations were as follows (in thousands):

June 30, 2023
Remaining in 2023	$231
2024	424
Total future minimum lease payments	655
Less: Imputed interest	(37)
Present value of operating lease liabilities	618
Less: current portion of operating lease liabilities	(428)
Operating lease liabilities	$190

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of June 30, 2023 and December 31, 2022, there were no amounts accrued related to termination and cancellation charges as these are not probable.

Notes to the Condensed Consolidated Financial Statements

License Agreements

The Company entered into the license agreements, as disclosed in Note 5, pursuant to which the Company is required to pay milestones contingent upon meeting specific events. The first milestone, related to the Viracta License Agreement, was achieved and recorded to research and development expense during the year ended December 31, 2021. The second milestone, related to the MRKDG License Agreement, was achieved and recorded to research and development during the year ended December 31, 2022. The Company may be required to pay royalties on sales of products developed under these agreements. All products are in development as of June 30, 2023 and December 31, 2022, and no such royalties were due.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company is not subject to any material legal proceedings, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims to date and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of June 30, 2023 and December 31, 2022.

7.
Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value of $0.0001 per share. As of June 30, 2023, 86,971,328 shares of common stock were issued and outstanding.

June 2023 Follow-On Offering

In June 2023, the Company completed a follow-on offering and issued and sold 13,269,231 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 1,730,769 shares of common stock) at a price to the public of $13.00 per share for net proceeds of approximately $161.4 million, after deducting underwriting discounts, commissions, and offering costs.

At-The-Market Offering

In June 2022, the Company entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of the Company’s common stock for an aggregate offering price of up to $150.0 million under an at-the-market offering program, or the 2022 ATM.

In June 2023, the Company suspended and terminated the prospectus related to its common stock, or the ATM Prospectus, issuable pursuant to the terms of the Equity Distribution Agreement. As a result, the Company will not make any sales of its securities pursuant to the Equity Distribution Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. No shares have been sold under the 2022 ATM. Other than the termination of the ATM Prospectus, the Equity Distribution Agreement remains in full force and effect.

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

Notes to the Condensed Consolidated Financial Statements

The Company has reserved shares of common stock for future issuances as follows:

June 30, 2023
Common stock options issued and outstanding	10,077,197
Common stock available for future grants	2,866,723
Common stock available for ESPP	1,778,597
Restricted stock units issued and outstanding	1,092,759
Total	15,815,276

8.
Share-based Compensation

2022 Equity Inducement Plan

In October 2022, the board of directors and stockholders approved the 2022 Equity Inducement Plan, or the 2022 Plan. The 2022 Plan provides for the grant of non-statutory stock options and restricted stock units. The number of shares of common stock reserved for issuance under the 2022 Plan is 1,000,000 shares.

The following table provides a summary of stock option activity under the 2022 Plan during the six months ended June 30, 2023.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	309,000	$21.14
Granted	—	$—
Exercised	—	$—		$—
Forfeiture	—	$—
Outstanding at June 30, 2023	309,000	$21.14	9.3	$—
Vested and expected to vest at June 30, 2023	309,000	$21.14	9.3	$—
Exercisable at June 30, 2023	—	$—	—	$—

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

There was no fair value of options that vested during each of the six months ended June 30, 2023 and 2022. There was no weighted-average grant date fair value of options granted since there were no options granted from the 2022 Plan during each of the six months ended June 30, 2023 and 2022.

Unamortized share-based compensation for stock options as of June 30, 2023 was $3.9 million, which is expected to be recognized over a weighted-average period of 3.3 years.

The following table provides a summary of restricted stock units activity under the 2022 Plan during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2022	47,400	$21.14
Granted	—	$—
Vested	—	$—
Forfeiture	—	$—
Unvested restricted stock units at June 30, 2023	47,400	$21.14

Notes to the Condensed Consolidated Financial Statements

Unamortized share-based compensation for restricted stock units as of June 30, 2023 was $0.8 million, which is expected to be recognized over a weighted-average period of 3.4 years.

2021 Equity Incentive Plan

Immediately prior to consummation of the Company’s initial public offering, or the IPO, all the outstanding incentive shares were converted into common stock. The following table provides a summary of the unvested common stock awards activity during the six months ended June 30, 2023.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2022	1,722,744	$16.00
Vested	(499,087)	$16.00
Forfeiture	(21,400)	$16.00
Unvested common stock as of June 30, 2023	1,202,257	$16.00

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

The following table provides a summary of stock option activity under the 2021 Plan during the six months ended June 30, 2023.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	7,634,167	$16.42
Granted	2,315,700	$19.70
Exercised	(80,379)	$15.44		$625
Forfeiture	(244,791)	$19.01
Outstanding at June 30, 2023	9,624,697	$17.16	8.6	$541
Vested and expected to vest at June 30, 2023	9,624,697	$17.16	8.6	$541
Exercisable at June 30, 2023	3,410,580	$16.51	8.2	$150

Notes to the Condensed Consolidated Financial Statements

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The total fair value of options that vested during the six months ended June 30, 2023 and 2022 was $12.8 million and $10.1 million, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $13.81 per share and $8.36 per share, respectively.

Unamortized share-based compensation for stock options as of June 30, 2023 was $66.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options awards granted with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.27 - 6.15	5.27 - 6.33	5.27 - 6.25	5.27 - 6.33
Expected volatility	69.21% - 81.65%	65.30% - 69.43%	69.21% - 81.98%	65.20% - 69.43%
Risk-free interest rate	3.47% - 3.98%	1.73% - 3.38%	3.47% - 4.08%	1.47% - 3.38%
Expected dividend yield	—	—	—	—

The following table provides a summary of restricted stock units activity under the 2021 Plan during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2022	485,351	$16.83
Granted	635,460	$21.32
Vested	(129,693)	$19.01
Forfeiture	(39,009)	$20.40
Unvested restricted stock units at June 30, 2023	952,109	$19.38

Notes to the Condensed Consolidated Financial Statements

Unamortized share-based compensation for restricted stock units as of June 30, 2023 was $17.4 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Performance Awards

In June 2022, the Company granted performance awards, consisting of performance stock options, or PSOs, and performance stock units, or PSUs, to non-executive employees pursuant to the 2021 Plan. Each performance award is earned through the achievement of a performance-based metric over a defined performance period determined by the compensation committee of the Company's board of directors. The estimated fair value of the equity awards that contain performance conditions is expensed over the term of the award once the Company has determined that it is probable that the performance conditions will be satisfied.

The following table provides a summary of PSO activity under the 2021 Plan during the six months ended June 30, 2023.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	146,950	$15.25
Granted	—	$—
Exercised	—	$—		$—
Forfeiture	(3,450)	$15.25
Outstanding at June 30, 2023	143,500	$15.25	9.0	$—
Vested and expected to vest at June 30, 2023	—	$—	—	$—
Exercisable at June 30, 2023	—	$—	—	$—

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money PSOs.

There was no fair value of PSOs that vested since there were no PSOs that vested during each of the six months ended June 30, 2023 and 2022. There was no weighted-average grant date fair value of PSOs granted since there were no PSOs granted during the six months ended June 30, 2023. The weighted-average grant date fair value of PSOs granted during the six months ended June 30, 2022 was $7.89 per share.

As of June 30, 2023, there was $1.1 million of unrecognized compensation cost related to unvested PSOs. The Company will recognize the PSO expense through the expected vesting dates when the achievement of the performance-based metrics is probable.

The Company used the Black-Scholes option pricing model to estimate the fair value of the PSO awards granted with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	—	2.96 - 3.71	—	2.96 - 3.71
Expected volatility	—	72.13% - 72.36%	—	72.13% - 72.36%
Risk-free interest rate	—	3.37%	—	3.37%
Expected dividend yield	—	—	—	—

The following table provides a summary of PSU activity under the 2021 Plan during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2022	95,500	$15.25
Granted	—	$—
Vested	—	$—
Forfeiture	(2,250)	$15.25
Unvested restricted stock units at June 30, 2023	93,250	$15.25

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2023, there was $1.4 million of unrecognized compensation cost related to unvested PSUs. The Company will recognize the PSU expense through the expected vesting dates when the achievement of the performance-based metrics is probable.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted, and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share) and (b) an amount determined by the board of directors. 178,506 shares have been issued under the ESPP as of June 30, 2023. The Company recognized compensation expense related to the ESPP of $0.3 million for each of the three months ended June 30, 2023 and 2022 and $0.5 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

The fair value of our common stock to be issued under the ESPP is estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	63.57%	58.49%	63.57%	58.49%
Risk-free interest rate	5.24%	1.54%	5.24%	1.54%
Expected dividend yield	—	—	—	—

Share-based compensation expense recorded in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$3,410	$2,075	$6,790	$4,222
General and administrative expense	6,067	3,556	12,134	7,611
Total share-based compensation expense	$9,477	$5,631	$18,924	$11,833

As of June 30, 2023, there was $94.1 million of unrecognized compensation cost related to unvested restricted stock, unvested restricted stock units, unvested stock options, and shares subject to purchase under the ESPP that is expected to be recognized over a weighted-average period of approximately 2.8 years.

As of June 30, 2023, there was $2.5 million of unrecognized compensation cost related to unvested PSOs and PSUs. The Company will recognize the PSO and PSU expense through the expected vesting dates when the achievement of the performance-based metrics is probable.

9.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(45,863)	$(36,530)	$(88,256)	$(64,277)
Net loss per share, basic and diluted	$(0.61)	$(0.60)	$(1.20)	$(1.08)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	74,964,878	60,760,527	73,478,567	59,586,529

Notes to the Condensed Consolidated Financial Statements

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of June 30,
	2023	2022
Stock options	9,933,697	7,525,836
Unvested common shares	1,202,257	2,808,097
Restricted stock units	999,509	430,850
Shares committed under ESPP	69,578	42,094
Total	12,205,041	10,806,877

10.
Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For each of the three months ended June 30, 2023 and 2022, the Company made matching contributions of $0.3 million. For the six months ended June 30, 2023 and 2022, the Company made matching contributions of $0.8 million and $0.5 million, respectively.

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

Overview

Day One was founded to address a critical unmet need: the dire lack of therapeutic development in pediatric cancer. Our name was inspired by the “The Day One Talk” that physicians have with patients and their families about an initial cancer diagnosis and treatment plan. We aim to re-envision cancer drug development and redefine what’s possible for all people living with cancer—regardless of age—starting from Day One.

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for people of all ages with life threatening diseases. Initially, we have focused our clinical development efforts on pediatric patients living with cancer, a vulnerable population that has been underserved in the recent revolution in targeted therapeutics and immuno-oncology.

Our lead product candidate, tovorafenib (DAY101), is an oral, brain-penetrant, highly-selective type II rapidly accelerated fibrosarcoma, or RAF, kinase inhibitor. Tovorafenib (DAY101) has been studied in over 350 patients and has been shown to be generally well-tolerated as a monotherapy. Tovorafenib (DAY101) has demonstrated encouraging anti-tumor activity in pediatric and adult populations with specific genetic alterations that result in the over-activation of the RAS/mitogen-activated protein kinase, or MAPK, pathway leading to uncontrolled cell growth.

Tovorafenib (DAY101) was granted Breakthrough Therapy Designation by the U.S. Food and Drug Administration, or the FDA, in August 2020 for the treatment of relapsed or progressive low-grade glioma, or pLGG, based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in pLGG patients. Pediatric low-grade glioma is the most common brain tumor diagnosed in children for which there is no standard of care and for which there are no approved therapies for the vast majority of patients. We received orphan drug designation for the treatment of malignant glioma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted Rare Pediatric Disease designation to tovorafenib (DAY101) for treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration in July 2021.

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

We reported new data from the registrational Phase 2 FIREFLY-1 trial at the 2023 American Society of Clinical Oncology Annual Meeting in June 2023. The data demonstrated an overall response rate, or ORR, of 67% in the 69 Response Assessment for Neuro-Oncology-High Grade Glioma, or RANO-HGG, evaluable patients, comprising 4 confirmed complete responses, or CR, and 42 partial responses, or PR (39 confirmed partial responses and 3 unconfirmed partial responses, or uPR), which is the primary endpoint of the trial. We observed an additional 18 patients with a best response of stable disease, or SD, resulting in a clinical benefit rate of 93% (CR+PR/uPR+SD of any duration).

Additional secondary analysis and exploratory endpoint analyses included the evaluation of responses by Response Assessment in Pediatric Neuro-Oncology Low-Grade Glioma, or RAPNO-LGG, and Response Assessment in Neuro-Oncology Low-Grade Glioma, or RANO-LGG. RAPNO-LGG data demonstrated an ORR of 51% in the 69 RAPNO-LGG evaluable patients, comprising 17 PR (13 confirmed partial responses and 4 unconfirmed partial responses) and 18 minor responses, or MR (14 confirmed minor responses and 4 unconfirmed minor responses, or uMR). We observed an additional 25 patients with a best response of SD, resulting in a clinical benefit rate of 87% (PR/uPR+MR/uMR+SD of any duration).

RANO-LGG data demonstrated an ORR of 49% in the 76 RANO-LGG evaluable patients, comprising 20 PR (12 confirmed partial responses and 8 unconfirmed partial responses) and 17 MR (15 confirmed minor responses and 2 unconfirmed minor responses). We observed an additional 26 patients with a best response of SD, resulting in a clinical benefit rate of 83% (PR/uPR+MR/uMR+SD of any duration). Safety data, based on 77 treated patients, indicated monotherapy tovorafenib (DAY101) to be generally well-tolerated. The vast majority of adverse events were Grade 1 or Grade 2, with the most common side effects reported related to tovorafenib being change in hair color (71%), fatigue (50%), vomiting (43%), maculopapular rash (41%) and headache (39%).

We believe tumor reduction or stabilization is clinically meaningful for pLGG patients, as both are perceived as beneficial given the lack of approved therapies for the majority of patients. On April 19, 2023, we held a pre-New Drug Application, or NDA, meeting with the FDA for tovorafenib (DAY101) for the treatment of patients with relapsed or progressive pLGG. We initiated a rolling NDA in May 2023. We anticipate the rolling NDA submission of tovorafenib (DAY101) will be completed by October 2023, following submission of an amended clinical study report that will include safety and efficacy data from a planned June 2023 data cutoff.

We initiated a pivotal Phase 3 trial, or FIREFLY-2, of tovorafenib (DAY101) as a front-line therapy in pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023.

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

We have initiated an open-label, multicenter, Phase 1b/2a umbrella master trial, or FIRELIGHT-1, of tovorafenib (DAY101) monotherapy or combination therapy, which consists of two substudies. Substudy 1 is a Phase 2 trial of tovorafenib (DAY101) as monotherapy in patients 12 years and older with RAF–altered tumors; the first patient was dosed in November 2021. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib (DAY101) and pimasertib in patients 12 years and older with various MAPK-altered solid tumors; the first patient was dosed in May 2022. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, tumors with BRAF wild-type fusions, and tumors driven by KRAS alterations. In April 2023, we presented data from the ongoing FIRELIGHT-1 study in a poster titled "Clinical Activity of the Type II pan-RAF Inhibitor Tovorafenib (DAY101) in BRAF-fusion Melanoma" at the 19th European Association of Dermato-Oncology, or EADO, Congress. The data demonstrated initial antitumor activity of investigational tovorafenib in relapsed/refractory adult BRAF-fusion while being generally well-tolerated.

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

Since our inception in November 2018, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and building our pipeline; organizing and staffing our company; business planning; establishing and maintaining our intellectual property portfolio; establishing arrangements with third parties for the manufacture of our product candidates; raising capital; preparing for commercial launch; and providing general and administrative support for these operations. We do not have any products approved for commercial sale and have not generated any revenues from product sales or any other source and have incurred net losses since commencement of our operations. For the six months ended June 30, 2023 and 2022, we reported a net loss of $88.3 million and $64.3 million, respectively. We had an accumulated deficit of $357.9 million as of June 30, 2023. We expect a significant increase in expenses and substantial losses for the foreseeable future as we continue our development of, and seek marketing authorizations for our product candidates, commercialize any approved products, and seek to expand our product pipeline and invest in our organization.

To date, we have funded our operations through the sale of our redeemable convertible preferred shares, convertible notes and common stock in our IPO and subsequent public offerings.

Cash and cash equivalents and short-term investments totaled $442.9 million as of June 30, 2023. Based on our current operating plan, management believes we have sufficient capital resources to fund anticipated operations into 2026. Because of the numerous risks and uncertainties associated with product development, we may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for commercial manufacturing if any of our product candidates obtain marketing authorization. As we advance our product candidates through development, we will explore adding backup suppliers for the Active Pharmaceutical Ingredients, or APIs, formulation, finished drug product, and packaging of each of our product candidates to mitigate the effects of any potential supply disruptions.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, we made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. Additionally, we made a milestone payment of $2.5 million, which was recorded as research and development expenses due to the nature of the license agreement and the milestone event relating to the first dosing of a patient in a first clinical trial of a product containing pimasertib, in the year ended December 31, 2022. We may also be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well as a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. No milestones were achieved and due as of June 30, 2023.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses in 2019. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No milestones were achieved and due as of June 30, 2023.

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

The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot guarantee that results of clinical trials will be favorable or sufficient to support marketing authorizations for any of our product development programs. We could decide to abandon development or be required to spend considerable resources not otherwise contemplated. For additional discussion regarding the risks and uncertainties regarding our research and development programs, please refer to Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we anticipate an increase in our personnel headcount to support expansion of research and development efforts for our product candidates and buildout of commercial capabilities, as well as to support our operations generally. We also expect continued expenses associated with being a public company, including costs related to compliance with the requirements of the Nasdaq Global Select Market, or Nasdaq, and the Securities and Exchange Commission, or the SEC; and investor and public relations costs.

Results of operations

Comparison of three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (unaudited):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$32,182	$22,560	$9,622	42.7%
General and administrative	17,072	14,159	2,913	20.6%
Total operating expenses	49,254	36,719	12,535	34.1%
Loss from operations	(49,254)	(36,719)	(12,535)	34.1%
Investment income, net	3,406	189	3,217	*
Other expense, net	(15)	—	(15)	*
Net loss attributable to common stockholders	$(45,863)	$(36,530)	$(9,333)	25.5%

* Amount and/or percentage not meaningful

Research and development expenses

Research and development expenses increased $9.6 million, from $22.6 million for the three months ended June 30, 2022 to $32.2 million for the three months ended June 30, 2023. In the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, third-party expenses increased by $8.6 million, due primarily to an increase in clinical trial, manufacturing, and other product development expenses and personnel related expenses increased by $3.5 million driven by headcount growth. Milestone expense decreased by $2.5 million due to the milestone payment to Merck KGaA for the first dosing of a patient in a first clinical trial of a product containing pimasertib during the three months ended June 30, 2022, with no milestone payments made during the same period in 2023.

The following table summarizes our external and internal research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$19,646	$11,923
Milestone payment related to the MRKDG License Agreement	—	2,500
Other research and development costs	1,901	984
Internal costs:
Employee related expenses	10,635	7,153
Total research and development expenses	$32,182	$22,560
(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib (DAY101) program and the pimasertib program were $19.0 million and $0.6 million for three months ended June 30, 2023 compared to $10.5 million and $1.5 million, respectively, for the three months ended June 30, 2022.

General and administrative expenses

General and administrative expenses increased $2.9 million, from $14.2 million for the three months ended June 30, 2022 to $17.1 million for the three months ended June 30, 2023. The increase in general and administrative expenses was primarily due to $4.0 million in personnel related expenses driven by headcount growth, offset by a decrease of $1.1 million in external consulting services.

Comparison of six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (unaudited):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$60,010	$37,563	$22,447	59.8%
General and administrative	35,099	26,904	8,195	30.5%
Total operating expenses	95,109	64,467	30,642	47.5%
Loss from operations	(95,109)	(64,467)	(30,642)	47.5%
Investment income, net	6,872	191	6,681	*
Other expense, net	(19)	(1)	(18)	*
Net Loss attributable to common stockholders	$(88,256)	$(64,277)	$(23,979)	37.3%

* Amount and/or percentage not meaningful

Research and development expenses

Research and development expenses increased $22.4 million, from $37.6 million for the six months ended June 30, 2022 to $60.0 million for the six months ended June 30, 2023. In the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, third-party expenses increased by $17.0 million, due primarily to an increase in clinical trial, manufacturing, and other product development expenses and personnel related expenses increased by $7.9 million resulting from additional headcount and stock-based compensation. Milestone expense decreased by $2.5 million due to the milestone payment to Merck KGaA for the first dosing of a patient in a first clinical trial of a product containing pimasertib during the six months ended June 30, 2022, with no milestone payments made during the same period in 2023.

The following table summarizes our external and internal research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$35,497	$20,169
Milestone payment related to the MRKDG License Agreement	—	2,500
Other research and development costs	3,283	1,573
Internal costs:
Employee related expenses	21,230	13,321
Total research and development expenses	$60,010	$37,563
(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib (DAY101) program and the pimasertib program were $33.7 million and $1.8 million, respectively, for six months ended June 30, 2023 compared to $17.7 million and $2.6 million, respectively, for the six months ended June 30, 2022.

General and administrative expenses

General and administrative expenses increased $8.2 million, from $26.9 million for the six months ended June 30, 2022 to $35.1 million for the six months ended June 30, 2023. The increase in general and administrative expenses was primarily due to $8.3 million in employee compensation costs driven by headcount growth.

Liquidity and Capital Resources

Sources of liquidity

In June 2023, we completed a follow-on offering and issued and sold 13,269,231 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 1,730,769 shares of common stock) at a price to the public of $13.00 per share for net proceeds of approximately $161.4 million, after deducting underwriting discounts, commissions, and offering costs.

In June 2023, we suspended and terminated the prospectus related to our common stock, or the ATM Prospectus, issuable under our at-the-market program, or the 2022 ATM, pursuant to the terms of the Equity Distribution Agreement, entered into in June 2022, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, or the Equity Distribution Agreement. As a result, we will not make any sales of our securities pursuant to the Equity Distribution Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. No shares have been sold under the 2022 ATM. Other than the termination of the ATM Prospectus, the Equity Distribution Agreement remains in full force and effect.

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

As of June 30, 2023, we had an accumulated deficit of $357.9 million and $442.9 million in cash and cash equivalents and short-term investments. We believe our cash and cash equivalents and short-term investments will be sufficient to satisfy our cash requirements over the next 12 months and into 2026.

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

Leases

We have an operating lease obligation for office space. As of June 30, 2023, we had fixed lease payment obligations of approximately $0.5 million payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We have entered into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of June 30, 2023, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

We have entered into licensing agreements, which require us to pay milestones contingent upon meeting of specific events. We made milestone payments of $2.5 million related to the first dosing of a patient in a first clinical trial of a product containing pimasertib in the year ended December 31, 2022 and $3.0 million related to the Viracta License Agreement in the year ended December 31, 2021. We are required to pay royalties on sales of products developed under these agreements. All our products are in development as of June 30, 2023 and no such royalties are due. As of June 30, 2023, we do not have any contingent payment obligations since the amount, timing and likelihood of such payments are not known.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(68,417)	$(51,350)
Net cash provided by (used in) investing activities	9,081	(6,012)
Cash provided by financing activities	163,285	161,930
Net increase in cash and cash equivalents	$103,949	$104,568

Operating activities

Net cash used in operating activities for the six months ended June 30, 2023 was $68.4 million, consisting of our net loss of $88.3 million, non-cash charges of $13.2 million and net changes in operating assets and liabilities of $6.6 million. Non-cash charges is primarily related to share-based compensation expense of $18.9 million, which was partially offset by accretion of discounts on short-term investments of $5.9 million. Net changes in operating assets and liabilities is primarily related to an increase in accounts payable of $4.3 million, an increase in accrued expenses and other current liabilities of $3.6 million and a decrease of deposits and other long-term assets of $0.2 million, which were partially offset by an increase in prepaid expenses and other current assets of $1.3 million and a decrease to operating lease liabilities of $0.2 million.

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

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $9.1 million related to the proceeds from the maturity of short-term investments of $274.0 million, partially offset by the purchase of short-term investments of $264.7 million and the purchase of property and equipment of $0.2 million.

Net cash used in investing activities for the six months ended June 30, 2022 was $6.0 million related to the purchase of short-term investments and property and equipment expenditures.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $163.3 million, primarily attributable to the net proceeds from the issuance of common stock in connection with our follow-on offering of common stock of $161.4 million. Additionally, there was $1.9 million of net cash provided by financing activities related to proceeds from the issuance of common stock upon stock option exercises and purchases made under our 2021 Employee Stock Purchase Plan.

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

We believe our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be imprecise, and we could use our available capital resources sooner than we currently expect.

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

Emerging Growth Company Status

As an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total gross revenue of $1.235 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, and (vi) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act. As of December 31, 2023, we will no longer qualify as an emerging growth company and be able to take advantage of the exemptions from various reporting requirements beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2023 to be filed in 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Clinical trials are very expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive marketing authorization.
•
We may rely on data from investigator-initiated studies, as we did for the Phase 1 clinical trial (PNOC014), and we do not control the trial operations or reporting of the results of such trials.
•
The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for tovorafenib (DAY101), pimasertib or any future product candidates, on a timely basis or at all.
•
The manufacture of pharmaceutical products, including our product candidates, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, our products for commercial sale.
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

Since our inception, we have focused substantially all of our efforts and financial resources on the clinical development of our lead product candidate, tovorafenib (DAY101), initially for relapsed or progressive low-grade gliomas, or pLGGs, and our other current product candidate, pimasertib, an orally available small molecule inhibitor of MEK kinase, which we are studying in combination with tovorafenib (DAY101) for the treatment of RAS- and RAF-dependent tumors. To date, we have financed our operations primarily through the sale and issuance of redeemable convertible preferred shares, convertible notes, the completion of our IPO and follow-on public offerings of our common stock.

We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 1, obtain marketing authorizations, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our redeemable convertible preferred shares, our convertible notes, the completion of our IPO and follow-on offerings of our common stock. For the six months ended June 30, 2023 and 2022, we reported a net loss of $88.3 million and $64.3 million, respectively. We had an accumulated deficit of $357.9 million as of June 30, 2023. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib (DAY101) and pimasertib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidate and other product candidates, including our ongoing pivotal Phase 2 FIREFLY-1 trial for tovorafenib (DAY101), our ongoing pivotal Phase 3 FIREFLY-2 trial of tovorafenib (DAY101) as a potential front-line therapy in pLGG, our ongoing Phase 1b/2 FIRELIGHT-1 umbrella master trial of tovorafenib (DAY101) in adult RAS/RAF-altered solid tumors as a monotherapy and in combination with pimasertib, and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In addition, if we obtain marketing authorization for tovorafenib (DAY101), pimasertib, or another product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of tovorafenib (DAY101), pimasertib, or such other product candidate. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

Our future success is highly dependent on our ability to timely complete successful clinical trials, obtain marketing authorization for, and then successfully commercialize, our product candidates. We are early in our development efforts and our lead product candidate, tovorafenib (DAY101), is currently in pivotal Phase 2 and Phase 3 clinical trials. Our other current product candidate, pimasertib, is in an earlier stage of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that tovorafenib (DAY101), pimasertib or any future product candidates we develop, if any, will achieve success in their clinical trials or obtain marketing authorization.

Our ability to generate product revenue, which we do not expect will occur in the near future, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidate, tovorafenib (DAY101). The success of tovorafenib (DAY101) will depend on several factors, including the following:

•
successful and timely completion of current and future clinical trials resulting in attractive, competitive target product profiles, including our frontline pivotal Phase 3 FIREFLY-2 trial of tovorafenib (DAY101) as a front-line therapy for patients with pLGG;
•
the results of our ongoing clinical trial for tovorafenib (DAY101) and Phase 1b/2 umbrella master trial of tovorafenib (DAY101) as a monotherapy and in combination with pimasertib meeting clinical endpoints;
•
acceptance of NDAs by the U.S. Food and Drug Administration, or FDA, including our NDA submission for tovorafenib (DAY101), which we initiated in May 2023, or other similar clinical trial applications from foreign regulatory authorities for our future clinical trials for our pipeline product candidates;
•
timely and successful enrollment of patients in, and completion of, clinical trials with favorable results;
•
demonstration of safety, effectiveness and acceptable risk-benefit profiles of our product candidates to the satisfaction of the FDA and foreign regulatory agencies and attractiveness of our product candidates to physicians, patients, advocates, payors and caregivers;
•
our ability, or that of our collaborators, to develop and obtain clearance or approval of complementary or companion diagnostics, if any, on a timely basis, or at all, and an adequate supply of these diagnostics and access to these diagnostics that outpaces demand;
•
receipt and related terms of marketing authorizations from applicable regulatory authorities, including potential restrictions or limitations on the conditions of use of our products;
•
the successful completion of any required or committed post-marketing studies and available funding to perform any such post-marketing requirements or post-marketing commitments;
•
raising additional funds necessary to complete clinical development of and commercialize our product candidates;
•
obtaining and maintaining patent, trade secret and other intellectual property protection and statutory exclusivities for our product candidates;
•
protecting and enforcing our rights in our intellectual property portfolio;
•
making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates and ensuring a resilient, effective supply chain that produces supply that outpaces demand;
•
developing and implementing marketing, pricing, and reimbursement strategies, as well as adequate demand forecasts for supply and sales planning;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others in a market where promotional sales approaches are rapidly moving to digital platforms and access of sales representatives to major institutions remains uncertain;

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
•
addressing any delays in our ongoing and planned clinical trials resulting from factors related to any macroeconomic conditions, major natural disaster, public health epidemic or significant political event, including inflation, changes in interest rates, turmoil in the global banking system and the war in Ukraine, as well as any delays due to recent supply chain issues impacting the availability of certain standard-of-care chemotherapy drugs;
•
protecting and enforcing our rights in our intellectual property portfolio; and
•
maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, and it is possible that none of our product candidates will ever obtain marketing authorization even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, development and commercialization of our product candidates.

Our business depends entirely on the successful discovery or identification, development and commercialization of product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next 12 months, if ever. We do not expect to generate significant revenue unless and until we obtain marketing authorization for, and begin to sell, tovorafenib (DAY101), pimasertib, or another product candidate. Our ability to generate revenue and achieve profitability depends on several factors, including, but not limited to, our ability to:

•
complete a successful pivotal Phase 2 FIREFLY-1 trial with tovorafenib (DAY101) that achieves a competitive, clinically meaningful and generally well-tolerated target product profile for the treatment of relapsed or progressive pLGG;
•
complete a successful pivotal Phase 3 FIREFLY-2 trial with tovorafenib (DAY101) that achieves a competitive, clinically meaningful and generally well-tolerated target product profile for the front-line treatment of pLGG;
•
complete a successful Phase 1b/2 FIRELIGHT-1 umbrella master trial of tovorafenib (DAY101) as a monotherapy and in combination with pimasertib in patients 12 years and older with tumors having activated RAF signaling;
•
initiate and successfully complete all safety, pharmacokinetic and other studies required to obtain U.S. and foreign marketing authorization for tovorafenib (DAY101) as a treatment for patients with pLGGs;
•
initiate and complete successful later-stage clinical trials that meet their clinical endpoints;
•
obtain favorable results from our clinical trials and apply for and obtain marketing authorization for tovorafenib (DAY101) and pimasertib from applicable regulatory authorities, including NDAs, from the FDA, and maintaining such approvals;
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
•
successfully commercialize tovorafenib (DAY101), pimasertib, and any future product candidates we may develop, if approved, by building a sales force and/or entering into collaborations with third parties;
•
satisfy any post-marketing requirements imposed by, or post-marketing commitments made to, applicable regulatory authorities;

•
demonstrate an acceptable safety profile of our product candidates, including tovorafenib (DAY101) and pimasertib, and continue to maintain a continued acceptable safety profile following marketing authorization, if any;
•
identify, assess and develop new product candidates;
•
establish and maintain patent and trade secret protection, statutory exclusivities, and other intellectual property protections for our products;
•
obtain, maintain, protect and defend our intellectual property portfolio, including any necessary licenses from third parties;
•
address any competing therapies and technological and market developments;
•
achieve market acceptance of tovorafenib (DAY101) or pimasertib and our other successful product candidates, if approved, with patients, the medical community and third-party payors, both in the United States and internationally; and
•
attract, hire and retain qualified personnel.

To become and remain profitable, we must succeed in designing, developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials for our product candidates, designing and/or acquiring additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing authorization for our product candidates, obtaining and retaining patents, trade secrets, statutory exclusivities, and other intellectual property protections and marketing and selling products for which we may obtain marketing authorization, if any. We are in the earlier stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

In cases where we are successful in obtaining marketing authorizations to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain marketing authorizations, the pricing for the product, the duration of treatment with our product, the adoption of our product in treatment guidelines and by prescribers, the ability to obtain coverage and reimbursement, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the approved indication is narrower than expected, or the treatment population is narrowed by competition, physician choice, payor decisions, or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our lead product candidate, tovorafenib (DAY101), pimasertib, and any future product candidates through clinical development. We expect increased expenses as we continue our research and development, initiate additional clinical trials, seek to expand our product pipeline, seek marketing authorization for our lead programs and future product candidates, if any, and invest in our organization. In addition, if we obtain marketing authorization for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company, such as acquiring and retaining experienced personnel, developing new information technology systems, and other costs associated with being a public company. Also, we expect to experience ongoing and additional costs related to preparing and filing patent applications, maintaining our intellectual property and potentially expanding our office facilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

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

We had $442.9 million in cash, cash equivalents and short-term investments as of June 30, 2023. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses, and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
the costs, timing and outcome of obtaining marketing authorization for our current or future product candidates or the modification of ongoing or planned clinical trials;
•
the successful development of and marketing authorization for any complementary or companion diagnostics that may be useful to or necessary for the commercialization of our product candidates;
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
•
the cost associated with completing any post-marketing studies or trials requested or required by the FDA or other regulatory authorities;
•
the revenue, if any, received from commercial sales of tovorafenib (DAY101), pimasertib or any of our future product candidates if any are approved, or any future pipeline product candidates that receive marketing authorization;
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

We will require additional capital to complete our planned clinical development programs for our current product candidates to obtain marketing authorization, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidates. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or product candidates or we may be unable to take advantage of future business opportunities. Furthermore, any additional capital-raising efforts may divert our team’s attention from their day-to-day activities, which may adversely affect our business, including our ability to develop and commercialize our current and future product candidates, if approved. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. In June 2022, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $150.0 million under an at-the-market offering program, or 2022 ATM. In June 2023, we suspended and terminated the prospectus related to our common stock issuable pursuant to the terms of the Equity Distribution Agreement. As a result, we will not make any sales of our securities pursuant to the Equity Distribution Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to our 2022 ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, recent turmoil in the global banking system, geopolitical instability, including the war in Ukraine, public health epidemics, including the COVID-19 pandemic, or otherwise.

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

Risks Related to Development and Commercialization of Our Product Candidates

Clinical trials are very expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive marketing authorization.

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing authorization. To obtain the requisite marketing authorizations to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other clinical trial protocols, and the rate of discontinuation among clinical trial participants. If we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and marketing authorization and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially and adversely affected.

We may rely on data from investigator-initiated studies, as we did for the Phase 1 clinical trial (PNOC014), and we do not control the trial operations or reporting of the results of such trials.

From time to time, we may rely on certain clinical data from investigator-sponsored clinical studies, and we do not control the trial operations or reporting of the results of such trials. This was the case for the initial Phase 1 study for our lead product candidate, tovorafenib (DAY101) (PNOC014), which was run as an investigator-initiated, multi-center trial in patients with relapsed/refractory pLGG that is being conducted by the Dana Farber Cancer Institute in collaboration with the Pacific Pediatric Neuro-Oncology Consortium, or PNOC. The last data reported from that trial was in January 2023. It is possible that additional data, when reported, will not demonstrate similar results. We have no control over the timing of such clinical data announcements. Our pivotal Phase 2 FIREFLY-1 trial tovorafenib is a Day One-sponsored trial. Although we expect that our pivotal Phase 2 FIREFELY-1 trial in pLGG will provide a sufficient dataset to support approval based on preliminary discussions with regulatory agencies, we cannot assure you that the FDA will not require data from additional patients or additional follow-up data from existing patients on PNOC014 to support approval. In addition, in later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing authorization for their products.

Furthermore, we do not control the design or administration of investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials, and the investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing authorization from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-sponsored trials are inconsistent with, or different from, the results of our planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing authorization of our product candidates. While investigator-sponsored initiated trials could be useful to inform our own clinical development efforts, we do not control the data or timing of data releases for investigator-sponsored trials, and there is no guarantee that we will be able to use the data from these trials to form the basis for marketing authorization of our product candidates.

Our compassionate use programs could subject us to additional risks, including delays in our clinical trial programs, impacts to our supply capabilities, or adverse publicity.

Some patients receive access to investigational drugs outside of clinical trials through compassionate use programs, which refer to expanded access or right to try programs. These patients generally have life-threatening illnesses for which there are no alternative therapies or they have exhausted all other available therapies. There are a number of risks that we may face as a result of our compassionate use programs. For example, the risk for serious adverse events in this patient population is high, which, if those adverse events are determined to be drug-related, could have a negative impact on the safety profile of our drug candidates and/or cause significant delays, result in an inability to successfully commercialize our drug candidates, and/or materially harm our business. Additionally, if we were to provide patients with any of our drug candidates under a compassionate use program, our supply capabilities may limit the number of patients who are able to enroll in the program. It also may become challenging to enroll patients in randomized trials if product candidates are being supplied to patients under expanded access programs. These factors may result in the need to restructure or pause any compassionate use program in order to enroll sufficient numbers of patients in our clinical trials required for marketing authorization and successful commercialization of our drug candidates. If we were to restructure or pause our compassionate use programs, we could face adverse publicity or disruptions related to current or potential participants in our programs.

Our clinical trials may be suspended, delayed, or fail to adequately demonstrate the safety and effectiveness of any of our product candidates, which would prevent or delay development, marketing authorization and commercialization.

Before obtaining marketing authorization from the FDA or comparable foreign regulatory authorities for the sale of our current product candidates, we must demonstrate through lengthy, complex and expensive clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. Failure can occur at any time during the clinical trial processes and for any number of reasons, and, because our product candidates are in earlier stages of development, there is a high risk of failure and we may never succeed in developing marketable products.

We may experience numerous challenges and unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of marketing authorization or our ability to commercialize our product candidates, including:

•
FDA or other regulators refusing to permit our clinical studies to proceed or placing studies on hold before or after the studies begin;
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
•
unanticipated delays in our preclinical studies or clinical trials;
•
third-party contractors failing to comply with regulatory requirements, including Good Clinical Practice, or GCP, regulations, or meet their contractual obligations to us in a timely manner, or at all;
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
•
failure of our clinical trials to demonstrate the safety or effectiveness of our product candidates;
•
regulators revising the requirements for approving our product candidates; and
•
receipt of feedback from regulatory authorities that would require us to include data from additional patients or longer term efficacy and safety data.

We may also face unanticipated regulatory hurdles in our drug development program that may require additional data generation or delay our existing or planned trials and the timing of applications for marketing authorization. For instance, we may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Additionally, FDA may determine that it has questions or concerns about our trials and may not permit our proposed clinical studies to move forward by imposing a partial or full clinical hold.

Further, we, FDA or an institutional review board, or IRB, may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including Good Clinical Practices, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if FDA finds deficiencies in our INDs or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials.

We may also conduct clinical trials in foreign countries, which presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. Further, data from trials conducted outside of the United States may be subject to additional scrutiny by FDA, which may require that additional U.S. data be generated.

Because our product candidates are initially targeted towards the pediatric population, we may face additional hurdles and be subjected to greater scrutiny by regulatory agencies. Trials involving pediatric populations can be difficult to conduct, can be quite costly and, like other clinical trials, may not yield the anticipated results. In addition, pediatric studies are more dependent on a smaller number of specialized clinical trial sites, which in turn can limit site availability and make the trials more expensive to conduct. In addition, as interest in pediatric indications grows as a result of the Research to Accelerate Cures and Equity (RACE) for Children Act and other market forces, trial recruitment may become even more difficult due to competition for eligible patients. Moreover, it may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols. Our inability to enroll a sufficient number of pediatric patients for our clinical trial could result in significant delays, require us to abandon one or more clinical trials altogether, impact our ability to raise additional capital, and delay or prevent our ability to obtain necessary marketing authorizations for any drug product candidate.

We cannot predict the outcome of our clinical trials, nor can we guarantee that the data we generate from our clinical trials will be acceptable to regulatory authorities so as to support marketing authorization.

The outcome of clinical trials is uncertain, and, because our product candidates are in earlier stages of development, there is a significant risk of failure. If we complete our clinical trials but the results of our clinical trials are inconclusive or only modestly positive, if there are safety concerns or serious adverse events associated with our product candidates, or if our clinical trials are delayed or require unplanned changes, we may:

•
incur additional, unplanned drug development and/or commercialization costs;
•
be delayed in obtaining or unable to obtain marketing authorization;
•
be required to perform additional clinical trials to support approval;
•
obtain approval for indications or patient populations that are not as broad as intended or desired or may have contraindications, limitations of use, or other restrictions that affect the market for the product;
•
obtain marketing authorization with labeling that includes safety warnings a risk evaluation and mitigation strategy, or REMS, and/or other restrictions on distribution or use that could affect market access;
•
be subject to additional post-marketing testing requirements or commitments;
•
have regulatory authorities withdraw, or suspend, their approval of the drug or impose post-marketing safety labeling changes or a REMS;
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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to FDA or comparable foreign regulatory authorities. FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or has affected the conduct or interpretation of the study. FDA or a comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing authorization of one or more of our product candidates.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, we may be delayed in or prevented from obtaining necessary marketing authorization for any or all of our product candidates.

We may not be able to initiate or continue our ongoing or planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In our tovorafenib (DAY101) program, we utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. We cannot be certain (i) how many patients will have the requisite alterations for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for marketing authorization or (iii) whether each specific BRAF mutation targeted will be included in the approved drug labeling. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates. Patient enrollment is also affected by other factors, including:

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
•
ongoing shortages of chemotherapy standard of care, which may be used in the control arm of certain of our clinical trials, including FIREFLY-2;
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

In addition, the conditions for which we currently plan to evaluate our product candidates are orphan or rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. Further, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as our clinical product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Moreover, if any of our competitors receive FDA approval for a product, it may limit our ability to enroll patients in our clinical trials if they decide to seek treatment with an approved product. For example, Novartis recently received approval for dabrafenib in combination with trametinib, which could in the future limit our ability to enroll patients in clinical trials for tovorafenib (DAY101).

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials or clinical programs altogether. There may be competing trials, as well as the limited bandwidth of pediatric oncology institutions for running trials, which can lead to the prioritization of certain trials, resulting in delays in our clinical trials. In addition, because our product candidates are initially targeted to pediatric populations, we may face additional challenges. For example, parents may be reluctant to enroll their children in our clinical trials, or may decide to withdraw their children from our clinical trials to pursue other therapies.

Preliminary, interim, initial and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials, such as the initial interim data and the topline data analysis for the pivotal Phase 2 of our tovorafenib (DAY101) trial. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Therefore, positive interim or initial results in any ongoing clinical trial may not be predictive of such results in the completed study. Initial or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. For example, our FIREFLY-1 clinical trial was designed to use the Response Assessment for Neuro-Oncology – High Grade Glioma, or RANO-HGG, to measure the primary endpoint of ORR, in alignment with FDA, with overall response rate, or ORR, using Response Assessment for Pediatric Neuro-Oncology – Low-Grade Glioma, or RAPNO-LGG, as a secondary endpoint. Following discussions with FDA and the March 2023 approval of dabrafenib, in combination with trametinib in BRAF V600E pLGG, we have structured the primary endpoint in our FIREFLY-2/LOGGIC trial to be assessed using the Response Assessment for Neuro-Oncology-Low Grade Glioma, or RANO-LGG, and have included RANO-LGG as an exploratory endpoint in FIREFLY-1.

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

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of competing product candidates are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are developing, or may in the future develop, product candidates. In addition, our product candidates may need to compete with drugs that are prescribed off-label to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our product candidates.

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

We expect to face competition from existing products and products in development for each of our programs. Drug discovery efforts focused on V600 mutations have led to clinical success in some cancers. Three BRAF inhibitors have been approved by the FDA for the treatment of tumors containing V600E or V600K mutations. These first-generation BRAF inhibitors, known more generally as Type I RAF inhibitors, are vemurafenib, marketed as Zelboraf® by Genentech; dabrafenib, marketed as Tafinlar® by Novartis; and encorafenib, marketed as Braftovi® by Pfizer. Dabrafenib, in combination with trametinib, marketed as Mekinist® by Novartis, has been approved for the treatment of adult and pediatric patients ≥ 6 years of age with unresectable or metastatic solid tumors with BRAF V600E mutation who have progressed following prior treatment and have no satisfactory alternative treatment options. This includes BRAF V600E pLGG, a subset of the greater RAF-altered pLGG clinical scope of the tovorafenib (DAY101) development program. We believe that current data indicates that the BRAF V600E subset represents 10%-20% of BRAF-altered pLGG, but additional epidemiologic data may emerge as more patients are profiled. Further, dabrafenib, in combination with trametinib, was granted full approval in the BRAF V600E pLGG indication in March 2023 to include the treatment of pediatric patients 1 year of age and older with low-grade glioma, or LGG, with a BRAF V600E mutation who require initial systemic therapy.

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

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining marketing authorizations and reimbursement and marketing approved products than we do.

Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining marketing authorizations, recruiting patients and manufacturing biotechnology product candidates. These companies also have significantly greater research, marketing and sales capabilities than we do and may also have product candidates that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Our potential commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that we may develop. Even if the product candidates we develop achieve marketing authorization, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

Safety risks or other side effects associated with tovorafenib (DAY101), pimasertib or any future product candidates we may develop could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the use of an approved product, or result in significant negative consequences following marketing authorization, if any.

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

Results of our ongoing and planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. These side effects or unexpected characteristics may be subject to regulatory reporting requirements before and/or after approval. Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us or regulatory authorities for a number of reasons. Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug.

Additionally, patients treated with our product candidates have undergone, or may also be undergoing, medical, surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons, which could impact development of tovorafenib (DAY101), pimasertib or our other product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from such product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of any approved products or reduce the duration of time that physicians expect to use our product in particular patients. Any of these occurrences may significantly harm our business, prospects, financial condition and results of operations.

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our product candidates, if approved. We may also be required to modify our study plans based on findings in our clinical trials. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial. Many drugs that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling, or deny marketing authorization of the product candidate.

It is possible that, as we test our product candidates in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of our product candidates becomes more widespread following any marketing authorization, illnesses, injuries, discomforts and other adverse events that were observed, did not occur or went undetected in earlier trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may significantly harm our business, financial condition, results of operations and prospects significantly.

If any of our product candidates receive marketing authorization, and we or others later identify undesirable side effects caused by treatment with such drug, a number of potentially significant negative consequences could result, including:

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
•
regulatory authorities may impose additional restrictions on the marketing or promotion of the particular product or the manufacturing processes for the product or any component thereof;
•
we could be sued and held liable for harm caused to patients;
•
we may be subject to regulatory investigations and government enforcement actions;
•
the drug could become less competitive; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market authorization or acceptance of our product candidates, if approved, and could significantly harm our business, financial condition, results of operations and prospects.

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

We plan to seek approval of tovorafenib (DAY101) as a treatment of both front-line and relapsed/progressive pLGG. There is no guarantee that our product candidates would be approved for either line of treatment, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. For example, pLGG is a rare disease, and as such, our projections of both the number of people who have this disease, as well as the subset of people with pLGG who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and/or market research. These estimates may prove to be incorrect. Additionally, new studies may change the estimated incidence or prevalence of the cancers that we are targeting. The potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Consequently, even if our product candidates are approved, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type. Even if we obtain significant market share for our products, if approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing authorization for additional indications.

Our clinical development activities are primarily focused on the development of targeted therapeutics for patients with genomically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to approved or marketable products.

The discovery and development of targeted therapeutics for patients with genomically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover, identify and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our product candidates’ preclinical trial results and our clinical work, that the genomic alterations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population. In some cases, the target patient populations may not be completely defined. We will need to screen and identify appropriate patients with the targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our product candidates and achieve profitability. In addition, even if our approach is successful in showing clinical benefit for RAF-driven cancers for our tovorafenib (DAY101) program, we may never successfully identify additional oncogenic alterations sensitive to tovorafenib (DAY101) in other MAPK-driven tumors. Therefore, we do not know if our approach of treating patients with genomically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer.

Our product candidates may not achieve adequate market acceptance among physicians, patients or their families, healthcare payors and others in the medical community necessary for commercial success.

Even if our product candidates receive marketing authorization, they may not gain adequate market acceptance among physicians, patients or their families, third-party payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

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

Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as price restrictions.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing authorization will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing authorization. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing authorization.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products, particularly pediatric products. The payor mix for pediatric products in the United States is a fragmented combination of state-specific Medicaid policies and a broad universe of private insurance companies. There is no consistent policy or leading payor to inform other price-setting entities. National payor policies are expected to be critical to our ability to achieve broad payment coverage. Further, to the extent our products obtain coverage by one third-party payor, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific products on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We plan to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

In addition, complementary and companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for related pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics. Additionally, if any companion diagnostic provider is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which would negatively impact prescriptions for our product candidates, if approved.

Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations. We believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, or EU, medicinal product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing authorization. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive marketing authorization, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Risks related to Government Regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for tovorafenib (DAY101), pimasertib or any future product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to tovorafenib (DAY101) and pimasertib, currently our only product candidates in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing authorization of drugs in the United States requires the submission of an NDA to FDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. We are not permitted to market any product candidate in the United States until we obtain approval from FDA of the NDA for that product.

FDA may refer any application we submit to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides advice and recommendations to FDA as to whether the application should be approved and under what conditions. FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

FDA approval of an NDA is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA marketing authorization process and will be commercialized. Accordingly, there can be no assurance that any of our product candidates will receive marketing authorization in the United States or in other jurisdictions.

The FDA also has substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for NDA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. For example, we believe that the pivotal Phase 2 FIREFLY-1 trial of tovorafenib (DAY101) may be sufficient to support FDA approval of the NDA we initiated for rolling review for tovorafenib (DAY101) in May 2023, but the FDA may disagree with the sufficiency of our data and require additional clinical trials following the completion of its review, which is expected in October 2023. Additionally, depending upon the results of the pivotal Phase 2 FIREFLY-1 trial of tovorafenib (DAY101), we may receive accelerated approval for tovorafenib (DAY101), which would require additional data and potentially a confirmatory trial to validate the clinical benefit of the drug. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage. The results of preclinical and early clinical trials of tovorafenib (DAY101) or pimasertib or any other product candidate may not be predictive of the results of our later-stage clinical trials. Additionally, we have become aware of competitor clinical trials in front-line pLGG and we believe the FDA and other regulators may consider the design and results of these trials when evaluating our front-line program. For example, while we may believe certain results in patients, such as stable disease, suggest encouraging clinical activity, stable disease is not considered a response for regulatory purposes in an endpoint assessing ORR.

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

Clinical trial failure may result from a multitude of factors including flaws in trial design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits, and failure in clinical trials can occur at any stage. Companies in the pharmaceutical industry frequently suffer setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing authorization. On the basis of our clinical trials, the FDA could delay, limit or deny approval of a product candidate for many reasons, including because the FDA may:

•
not deem our product candidate to be safe and effective;
•
determine that the product candidate does not have an acceptable benefit-risk profile;
•
determine in the case of an NDA seeking accelerated approval that the NDA does not provide evidence that the product candidate represents a meaningful advantage over available therapies and, therefore, may deny approval;
•
determine that ORR as the primary endpoint, complemented by key secondary endpoints, is insufficient to reliably define clinical benefit;
•
not agree that the data collected from preclinical studies and clinical trials are acceptable or sufficient to support the submission of an NDA or other submission or to obtain marketing authorization, and may impose requirements for additional preclinical studies or clinical trials;
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

If we seek to utilize any of FDA’s expedited programs, FDA may not find our product candidates to be eligible for these programs and, if granted, these programs may not lead to faster development, regulatory review or approval of our product candidates.

FDA has several expedited programs, including Fast Track, Priority Review, Breakthrough Therapy, and Accelerated Approval, which are authorized by the Federal Food, Drug and Cosmetic Act, or FD&C Act, and implemented pursuant to FDA regulations and guidance. We may seek to avail ourselves of one or more of these programs with respect to one or more of our product candidates. None of these programs change the standard for FDA approval of a pharmaceutical product. We still must demonstrate substantial evidence of effectiveness and an acceptable safety profile to obtain marketing authorization.

We may seek Fast Track Designation for one or more of our product candidates.

FDA may grant a Fast Track designation to a drug that is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrates the potential to address unmet medical needs for this condition. FDA has broad discretion whether to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that FDA would decide to grant it. FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We have applied for and have been granted Breakthrough Therapy Designation for tovorafenib (DAY101) in patients with advanced pLGG, and we may apply for Breakthrough Therapy Designation for other product candidates or indications. FDA may designate a drug as a potential breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as breakthrough therapies, interaction and communication between FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA. FDA may withdraw Breakthrough Therapy Designations if it determines that the criteria for the designation is no longer met.

We may seek Priority Review of one or more applications for marketing authorization, or we may receive Priority Review as part of other designations we may seek for one or more of our product candidates. FDA may grant Priority Review to that application if an application is for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. FDA may also grant Priority Review to supplements that propose a labeling change pursuant to a report on a pediatric study under Section 505A of the FD&C Act. Additionally, FDA may grant Priority Review to any application or supplement for a drug submitted with a priority review voucher. We cannot assure you that FDA would decide to grant Priority Review of any of our product candidates.

Even if we do receive Fast Track Designation, Breakthrough Therapy Designation, or Priority Review for any of our product candidates, we may not experience expedited development, review or faster action on our applications for marketing authorization compared to products without such designations.

The accelerated approval pathway may be unavailable or, if available, may not lead to faster development, regulatory review, or marketing authorization, and the use of the accelerated approval pathway does not necessarily increase the likelihood that our product candidates will receive marketing authorization.

Under FDA’s Accelerated Approval Program, and subject to the conditions set forth in section 506(c) of the FD&C Act and FDA regulations, FDA may approve a product for a serious or life-threatening disease or condition based on a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. FDA generally reserves the use of accelerated approvals for situations in which the product candidate at issue provides a meaningful therapeutic benefit over existing treatments.

We may seek accelerated approval for one or more of our product candidates on the basis of a surrogate endpoint that we believe is reasonably likely to predict clinical benefit, such as overall response rate, or ORR. FDA may not agree with our conclusion that an endpoint we select is reasonably likely to predict clinical benefit, and thus FDA may not agree that accelerated approval is appropriate based on that endpoint (even if the results on that endpoint are statistically significant), which could delay or preclude accelerated approval.

Products granted accelerated approval are subject to certain post-marketing requirements, which typically includes a requirement to conduct one or more post-approval studies to confirm the clinical benefit of the product, which must be completed with due diligence. By the time of approval of the product, FDA must set forth the conditions for the post-marketing studies which may include specific conditions and deadlines relating to the study protocol, enrollment targets, target completion date, and other milestones. FDA generally expects—and may require, as appropriate—the confirmatory study or studies to be underway at the time of the accelerated approval or within a specific time frame following approval. FDA may disagree with our proposed clinical study designs for post-marketing confirmatory studies, and may require study conditions that are unfavorable to us, which could delay approval or lead to the withdrawal of a product approved under the accelerated approval pathway.

In addition, FDA regulations require that sponsors of products granted accelerated approval submit during the pre-approval review period copies of all promotional materials intended to be used within 120 days following marketing approval. After 120 days following marketing approval, unless otherwise informed by FDA, the sponsor must submit all promotional materials at least 30 days prior to use.

The accelerated approval pathway has come under scrutiny within FDA, by Congress, and by other stakeholders. FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, FDA has convened its Oncologic Drugs Advisory Committee to review what FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, in 2021, the Oncology Center of Excellence announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies.

Finally, Congress recently passed the Food and Drug Omnibus Reform Act of 2022, or FDORA, which implemented key reforms to FDA’s authorities with respect to accelerated approval, including strengthening requirements around post-approval studies, codifying procedures for withdrawal of a product approved under the expedited approval pathway, and establishing an intra-agency Accelerated Approval Council to address accelerated approval policy. FDORA also added the failure to conduct post-approval studies with due diligence or to submit timely progress reports on such studies to the list of prohibited acts under the FD&C Act, which means that any such failures, whether they result from our actions or the actions of third parties, could provide the basis for enforcement actions to be brought against us, which may be costly to defend or we may be unsuccessful in our defense.

FDA also has the authority to withdraw products approved under the accelerated approval pathway using expedited withdrawal procedures. Circumstances that may lead to such withdrawal include:

•
we fail to conduct any required post-approval study of our product candidate with due diligence, including with respect to conditions specified by FDA;
•
a study required to verify and describe the predicted clinical benefit of our product candidate fail to verify and describe such benefit;
•
other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use; or
•
we disseminate false or misleading promotional materials relating to the relevant product candidate.

If any of our competitors were to receive full approval for an indication for which we are seeking accelerated approval before we receive accelerated approval, the indication we are seeking may no longer qualify as a condition for which there is an unmet medical need, and accelerated approval of our product candidate would be more difficult or may not occur at all.

Even though we have received Breakthrough Therapy Designation by the FDA for tovorafenib (DAY101) in treating pLGG, such designation may not lead to a faster development or regulatory review or approval process, it does not increase the likelihood that tovorafenib (DAY101) will receive marketing authorization, and we may not receive Breakthrough Therapy Designation for other product candidates.

We have received Breakthrough Therapy Designation from FDA for the use of tovorafenib (DAY101) in patients with advanced pLGG. Although we have received this designation, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. For example, the time required to identify and resolve issues relating to manufacturing and controls, the acquisition of a sufficient supply of our product for clinical trial purposes or the need to conduct additional nonclinical or clinical studies may delay the submission or review of an application for marketing authorization,, regardless of whether a product qualifies for Breakthrough Therapy Designation or access to any other expedited program. Access to an expedited program may also be withdrawn by FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any Breakthrough Therapy Designation or any of FDA’s other expedited programs does not ensure that we will ultimately obtain marketing authorization for such product.

Receiving Breakthrough Therapy Designation for one product candidate does not increase the likelihood that we would receive Breakthrough Therapy Designation for other product candidates.

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.

We have obtained orphan drug designation in the United States and in the EU for use of tovorafenib (DAY101) in treating malignant glioma and glioma, respectively. We may seek orphan drug designation for tovorafenib (DAY101) in additional geographies or indications, or for pimasertib or any product candidates we develop in the future. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making available the drug for such disease or condition will be recovered from sales of the product in the United States.

Generally, if a product with a U.S. orphan drug designation subsequently receives the first marketing authorization for the drug for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA from approving another marketing application for the same drug for the same indication for a period of seven years. Orphan drug exclusivity in the United States may be lost if FDA determines that the request for designation was materially defective or the drug in fact was ineligible for orphan-drug designation at the time the request for designation was submitted, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

In the EU, if a medicinal product is granted marketing authorization as an orphan medicinal product, it benefits from a period of orphan market exclusivity during which the European Medicines Agency, or the EMA, or a national regulator may not accept a marketing authorization application for a similar medicinal product in the same orphan indication. The applicable period of orphan exclusivity is ten years in the EU, but this can be reduced to six years if a drug no longer meets the criteria for orphan drug designation. The EMA or a national regulator may accept an application and grant a marketing authorization for a similar medicinal product for the orphan indication during the exclusivity period if the similar product is safer, more effective or otherwise clinically superior to the orphan product.

We cannot assure you that any future application for orphan drug designation with respect to any other product candidate will be granted. If we are unable to obtain orphan drug designation with respect to other product candidates in the United States or other jurisdictions, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the other incentives associated with orphan drug designation.

Moreover, a recent Eleventh Circuit decision in Catalyst Pharmaceuticals, Inc. vs. FDA regarding interpretation of the Orphan Drug Act exclusivity provisions as applied to drugs approved for orphan indications narrower than the drug’s orphan designation has the potential to significantly broaden the scope of orphan drug exclusivity for such products. Specifically, the Eleventh Circuit held that orphan drug exclusivity precludes FDA from approving another marketing application for the same drug for the same orphan-designated disease or condition for a period of seven years. Although FDA has announced that it will not apply the Catalyst decision beyond the facts at issue in that case, Catalyst could serve as a precedent for future challenges to FDA’s orphan drug-related decisions, and, accordingly, could fundamentally change how companies rely on, or seek to work around, orphan drug exclusivity in the United States. Legislation has also been introduced that may reverse the Catalyst decision, but such legislation is still in early stages and has not been passed.

We must comply with certain legal requirements and FDA policies, and may seek incentives under certain laws, relating to the development of drugs for pediatric patients, including the Pediatric Research Equity Act and the Best Pharmaceuticals for Children Act.

The Pediatric Research Equity Act, as amended, or PREA, requires that certain NDAs, Biologics License Applications, or BLAs, and NDA/BLA supplements contain assessment reports regarding the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations to support dosing and administration for each pediatric subpopulation for which the product has been assessed to be safe and effective. In addition, PREA requires a molecularly targeted pediatric cancer investigation for an original NDA or BLA for a new active ingredient if the product candidate is intended to treat an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer, which may be different than the claimed adult cancer indication. PREA requires these pediatric studies be conducted using appropriate formulations for each age group that is studied, and an applicant must seek approval of any pediatric formulations that are used. FDA may grant deferrals of PREA requirements or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to a drug for an indication for which orphan designation has been granted, except that PREA will apply to an original NDA or BLA that is subject to the molecularly targeted pediatric cancer investigation requirement. Even if we are deemed exempt from PREA requirements for one application, other applications may be subject to PREA requirements.

Under the Best Pharmaceuticals for Children Act, or the BPCA, FDA can grant pediatric exclusivity to a sponsor that conducts pediatric studies requested by FDA in a document called a Written Request. We may seek pediatric exclusivity for one or more of our product candidates under the BPCA, although we may not be granted such exclusivity. Pediatric exclusivity, if granted, adds six months to the end of certain unexpired statutory exclusivity periods and may also extend unexpired patent terms, depending on whether the application is an NDA or BLA. Whether this six-month extension is granted depends on the voluntary completion of pediatric studies in accordance with and in response to a Written Request for such studies, the submission of the study reports to FDA within the timeframe required by the BPCA, and FDA’s acceptance of the study reports. FDA has indicated a strong preference to issue Written Requests only for studies that are in addition to and/or different from pediatric studies required under PREA (if applicable).

In general, pediatric drug development is an area that recently has been, and may continue to be, subject to evolving statutory requirements and regulatory standards, so some uncertainty exists with respect to expectations for pediatric drug development generally.

We may seek a rare pediatric disease designation for one or more of our product candidates under FDA’s Rare Pediatric Disease Priority Review Voucher program. Even if we were to obtain marketing authorization for a product with a rare pediatric disease designation, the Rare Pediatric Disease Priority Review Voucher program may no longer be in effect at the time of such approval or we might not be able to capture the value of the Rare Pediatric Disease Priority Review Voucher program.

Tovorafenib (DAY101) was granted rare pediatric designation by the FDA in May 2021 for tovorafenib (DAY101) in the treatment of LGGs harboring an activating RAF alteration that disproportionately affects children. We intend to submit the initial tovorafenib (DAY101) NDA as a rare pediatric designation marketing application which may or may not be designated as such by the FDA upon review.

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

Moreover, under the current statutory sunset provisions, FDA generally may not award rare pediatric disease priority review vouchers after September 30, 2024. However, if the sponsor has received rare pediatric disease designation for a drug no later than September 30, 2024, FDA may award a rare pediatric disease priority review voucher if the drug is approved by September 30, 2026.

If we or a business partner are unable to successfully develop, validate, obtain marketing authorization of and commercialize any companion diagnostic tests that are deemed necessary for the use of any of our product candidates, or experience significant delays in doing so, we may not be able to obtain marketing authorization for, or realize the full commercial potential of, one or more of our product candidates.

Diagnostic tests can be useful in identifying patients who are most likely to benefit from a particular therapeutic drug product, among other potential uses. If a regulatory authority determines that an in vitro diagnostic test is necessary for the safe and effective use of a corresponding therapeutic product, that test is referred to as a “companion diagnostic.” Diagnostics that are not essential for the safe and effective use of a therapeutic product but that may aid in the benefit-risk decision-making about the use of the therapeutic product (such as to identify a subset of the indicated patient population for the therapeutic product that may respond particularly well) are typically referred to as “complementary diagnostics.” In the future, we may evaluate opportunities to develop, either by ourselves or with collaborators, companion or complementary diagnostic tests for our product candidates for certain indications.

If a companion diagnostic is needed for a therapeutic product, the companion diagnostic is generally developed in conjunction with the clinical program for an associated therapeutic product. To date, FDA has required premarket approval of the vast majority of companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a drug product, FDA generally requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before such product can be commercialized (except in limited circumstances). Where a companion diagnostic must be used to identify patients who are likely to benefit from the therapeutic product, the therapeutic product’s labeling typically limits the use of the therapeutic product to only those patients who express the specific genetic alteration or other biomarker that the companion diagnostic was developed to detect. By contrast, complementary diagnostics are not typically referenced in the indications for the therapeutic product (i.e., the therapeutic product is not limited to use in biomarker positive patients) but the complementary diagnostic may be described in other areas of the therapeutic product labeling, such as when describing clinical study results for biomarker positive and negative patient subpopulations. While a complementary diagnostic is also typically developed in conjunction with the clinical program for an associated therapeutic product, FDA may not require that the complementary diagnostic be approved before or concurrent with approval of the therapeutic product.

Development of a companion or complementary diagnostic could include additional meetings with regulatory authorities, such as a pre-submission meeting and the requirement to comply with FDA’s investigational device exemption regulations for clinical studies involving the diagnostic. In the case of an investigational diagnostic that is designated as “significant risk device,” approval of an investigational device exemption application by an IRB and FDA is required before such diagnostic may be used in conjunction with the clinical trials for a corresponding product candidate.

To be successful in developing, validating, obtaining approval of and commercializing a companion or complementary diagnostic, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development, testing, validation and manufacture of companion diagnostic tests for our therapeutic product candidates that require companion diagnostic tests or would benefit from complementary diagnostics, the application for and receipt of any required marketing authorizations, and the commercial supply of these diagnostics. If these parties are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing authorization, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing authorization. For any product candidate for which a companion diagnostic is necessary to select patients who may benefit from use of the product candidate, any failure to successfully develop a companion diagnostic may cause or contribute to delayed enrollment of our clinical trials, and may prevent us from initiating a pivotal trial. In addition, the commercial success of any of our product candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required marketing authorizations and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies. There is no guarantee that physicians will adopt any particular companion diagnostic, be willing to understand how to use it, how to obtain reimbursement for it, how to explain it to patients, or dedicate staff to using it. Any failure to do so could materially harm our business, results of operations and financial condition.

Even if we obtain marketing authorization for our product candidates, the terms of approvals, ongoing regulation of our products or other post-approval restrictions may limit how we manufacture and market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

Even if marketing authorization of a product candidate is granted, an approved product and the marketing authorization holder are subject to ongoing regulation by FDA and other regulators. Regulators may impose post-marketing requirements and elicit post-marketing commitments, which may be onerous and subject us to ongoing review and extensive regulation. For example, FDA may request or require post-marketing clinical studies, enhanced pharmacovigilance programs, additional reporting requirements, and other obligations at the time of approval or after approval. FDA also may impose a REMS under Section 505-1 of the FD&C Act in order to ensure that the benefits of our product candidates outweigh their risks. Additionally, either at the time or approval or after approval, FDA could invoke its authority under Section 505(o) of the FD&C Act and require costly post-marketing safety studies, including clinical trials, and/or epidemiologic surveillance to monitor the safety of our approved products in order to assess a known risk related to the product, assess signals of serious risks related to the product, or identify an unexpected serious risk when available data indicates the potential for a serious risk.

In addition, any product candidates for which we receive accelerated approval from FDA are required to undergo one or more clinical trials to confirm the clinical benefit of the product. If confirmatory studies fail to meet their efficacy endpoints, FDA may withdraw approval of the product pursuant to expedited withdrawal authorities. There is no assurance that any such product will successfully advance through its confirmatory clinical trial(s). Therefore, even if a product candidate receives accelerated approval from FDA, such approval may be withdrawn at a later date.

We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing authorization. Further, there are additional requirements regarding promotional communications if our products are approved through the accelerated approval pathway. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our CMOs could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs, including pre-approval inspections of any manufacturing facilities proposed to commercially manufacture our product candidates, the success of which would be required prior to a commercial product launch. Accordingly, assuming we obtain marketing authorization for one or more of our product candidates, we and our CMOs will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we are not able to comply with all of our post-approval regulatory requirements, we could have the marketing authorizations for our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. In addition, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any product candidate for which we obtain marketing authorization will be subject to ongoing enforcement of post-marketing requirements by regulatory agencies, and we could be subject to substantial penalties, including withdrawal of our product from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing authorization, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

The FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. For example, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Violations of such requirements may lead to investigations alleging violations of the FD&C Act and other statutes, including the False Claims Act and other federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

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
•
suspension or withdrawal of marketing authorizations;
•
damage to relationships with any potential collaborators;
•
unfavorable media coverage and damage to our reputation;
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

Our failure to obtain marketing authorization in foreign jurisdictions would prevent our product candidates from being marketed in those jurisdictions, and any approval we are granted for our product candidates in the United States would not assure approval of product candidates in foreign jurisdictions.

In order to market and sell our products in any jurisdiction outside the United States, we must obtain separate marketing authorizations and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing authorization process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit for marketing authorizations and may not receive necessary approvals to commercialize our products in any market.

Our current and future relationships with customers and third-party payors may be subject to applicable anti-kickback, fraud and abuse, transparency, health privacy, and other healthcare laws and regulations, which could expose us to significant penalties, including criminal, civil, and administrative penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing authorization. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as, market, sell and distribute any products for which we obtain marketing authorization. Restrictions under applicable federal and state healthcare laws and regulations that may be applicable to our business include the following:

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
•
the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to teaching hospitals, as well as ownership and investment interests held by physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, as well as ownership and investment interests held by physicians and their immediate family members. Beginning January 1, 2021, manufacturers are required to collect information regarding payments and transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives for reporting in the following year. The reported information is made available on a public website; and

•
analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by state payors and non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing, including price increases. Certain state and local laws require the registration of pharmaceutical sales representatives. Certain state and non-U.S. laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, also govern the privacy and security of health information in some circumstances, thus complicating compliance efforts.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing authorization of and commercialize our product candidates and decrease the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing authorization of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing authorization.

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

There have been executive, judicial and Congressional challenges to repeal or replace certain aspects of the ACA, including measures taken during the former U.S. president’s administration. The Trump administration released executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, since January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In November 2020, the U.S. Supreme Court held oral arguments on the U.S. Court of Appeals for the Fifth Circuit’s decision that held that the individual mandate is unconstitutional. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. In June 2021, the U.S. Supreme Court remanded the case with instructions to dismiss for lack of standing. However, the U.S. Supreme Court did not decide the ultimate issue of the validity of the individual mandate. Thus, there may be other efforts to challenge the individual mandate or to challenge, repeal or replace the ACA. It is unclear how the U.S. Supreme Court ruling, other such litigation and the healthcare reform measures of the current presidential administration will impact the ACA and our business.

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

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the last presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders, and policy initiatives. The current presidential administration is also focused on drug pricing. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D. The IRA’s negotiation program will apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics), among other negotiation selection criteria. One statutory exemption from the negotiation program is for a drug that has only a single orphan drug designation and is approved only for an indication or indications within the scope of such designation. The negotiated prices, which for the first round of selected drugs announced September 1, 2023 will become effective in 2026, will be capped at a statutorily-determined ceiling price. The IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These IRA provisions will take effect progressively starting in 2023, although the drug negotiation provisions of the IRA are currently the subject of legal challenges. In addition, the Secretary of the HHS recently proposed testing three new models for pricing efficiency, including one that develops payment methods for drugs approved under accelerated approval, in consultation with the FDA, to encourage timely confirmatory trial completion and improve access to post-market safety and efficacy data with the goal of reducing Medicare spending on drugs that have no confirmed clinical benefit. Further, at the state level, individual states have increasingly introduced and passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including: restricting price, reimbursement, discounts, product access, and marketing; imposing drug price and cost disclosure and transparency requirements; permitting importation from other countries; and encouraging bulk purchasing.

We expect that additional state and federal healthcare reform measures, including potentially significant additional changes to current drug pricing and reimbursement structures, will be adopted in the future, particularly if there is a change in presidential administration. Current and future reform measures may result in more rigorous coverage criteria and in additional downward pressure on the prices that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing authorizations of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing authorization, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, including Canada and certain member states of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing authorization for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, such as arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication or other countries. In addition, the withdrawal of the United Kingdom, or UK, from its membership in the EU, often referred to as “Brexit,” could lead to further legal and regulatory uncertainty in the UK and may lead to the UK and EU adopting divergent laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the UK determines which EU laws to replicate or replace. If the UK were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs. As a result, Brexit could impair our ability to transact business in the EU and the UK.

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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations prohibit, among other things, companies and their employees, agents, CROs, CMOs, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of these laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies and clinical trials and/or to obtain necessary permits, licenses, patent registrations and other marketing authorizations. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

We are developing our current product candidates in combination with one or more currently approved cancer therapies or therapies in development. Even if any of our current or future product candidates were to receive marketing authorization or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

We may also evaluate our current product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing authorization.

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

We have never commercialized a product candidate as a company. We may license certain rights with respect to our product candidates to collaborators and rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing authorization, we will have to develop our own sales, marketing, market access, commercial planning and supply organization or outsource these activities to a third-party. We are planning on finding collaborations to secure marketing authorizations and commercialize our products outside of the United States. We cannot assure that any collaboration(s) will result in short-term or long-term benefit to the company.

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

Risks Related to Our Reliance on Third Parties

We rely, and intend to continue to rely, on third parties to conduct our clinical trials and perform some of our research and potential preclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or do not meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain marketing authorization, each of which may have an adverse effect on our business, financial condition, results of operations and prospects.

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of tovorafenib (DAY101) and pimasertib, and any preclinical studies and clinical trials of any future product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Since such third parties partially control the progress of these trials, they may also publish the data related to these trials prior to obtaining or without our approval for doing so. Specifically, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. For example, in addition to the Phase 1 clinical trial run by Dana Farber Cancer Institute in collaboration with PNOC, the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research, is developing a group-wide clinical trial of tovorafenib (DAY101) in relapsed Langerhans cell histiocytosis. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing authorization process.

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

In addition, with respect to investigator-sponsored trials that may be conducted, we would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-sponsored clinical trials could have a material adverse effect on our efforts to obtain marketing authorization for our product candidates and the public perception of our product candidates. Additionally, the FDA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing authorizations for tovorafenib (DAY101), pimasertib or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

The manufacture of pharmaceutical products, including our product candidates, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

We do not have any manufacturing facilities, and we currently contract with certain third-party manufacturers in China. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if any of our product candidates obtain marketing authorization. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts and cause FDA to withdraw certain designations, including orphan drug designation. For example, we cannot be sure to what extent the supply chain issues caused by geopolitical uncertainty and public health epidemics, such as the COVID-19 pandemic, may impact our ability to procure sufficient supplies for the development of our product candidates and what, if any, impact that may have on our facilities and operations in the region, including but not limited to a decrease or disruption of production, increased costs of production or other interruptions in our supply chain. In addition, any disruption in production or inability of our manufacturers, specifically in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Any of these matters could materially adversely affect our business, financial condition and results of operations. In addition, disruptions in logistics routes and transportation capabilities could disrupt our supply chain. And, if we experience unexpected spikes in demand over time, we risk running out of our necessary supplies.

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

We have only limited supply arrangements in place with respect to our product candidates, and these arrangements do not extend to commercial supply. We acquire all key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our product candidates and other materials. As a result, supply chain issues, such as those related to certain packaging material, may negatively impact our ability to package and deliver product candidates if not managed effectively. We will need to establish one or more agreements with third parties to develop and scale up the drug manufacturing process, conduct drug testing, and generate data to support a regulatory submission. If we obtain marketing authorization for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing authorization. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CMOs for clinical testing cannot perform as agreed, we may be required to replace such CMOs. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics such as the COVID-19 pandemic. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that obtain marketing authorization on a timely and competitive basis.

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
•
collaborators may reassign manufacturing responsibilities to themselves or a new CMO, which would require that any new manufacturing facility also comply with cGMPs. FDA or another regulator could decide to conduct an inspection of any new manufacturing facility and a material noncompliance could delay the launch of commercial manufacturing at such facility.
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

If we establish one or more collaborations, all of the risks relating to product development, marketing authorization and commercialization described herein would also apply to the activities of any such future collaborators.

Risks Related to Employee Matters and Our Operations

Our future success depends on our ability to retain our executive officers and key employees and to attract, retain and motivate qualified personnel and manage our human capital.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on the development and management expertise of Jeremy Bender, Ph.D., M.B.A., our Chief Executive Officer, Samuel Blackman, M.D., Ph.D., our Head of Research and Development, as well as the other members of our management team, other key employees and advisors. We currently do not maintain key person insurance on these individuals. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.

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

We had 124 full-time employees as of June 30, 2023. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing authorization, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of tovorafenib (DAY101), pimasertib, or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing authorization of tovorafenib (DAY101), pimasertib, or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

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

We are exposed to the risk of fraud or other misconduct by our employees and third-parties that we rely on, including, clinical trial investigators, CROs, CMOs, consultants, vendors and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing (e.g., GMP) and clinical practice (e.g., GCP) standards, (iii) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the United States and abroad, (iv) sexual harassment and other workplace misconduct, or (v) laws that require the true, complete and accurate reporting of financial information or data. In particular, research, sales, marketing, and business arrangements in our industry are subject to a wide variety of laws and regulations that are intended to prevent fraud, misconduct, kickbacks, and other abusive practices. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

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

Further, with respect to third parties, third parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control resources that any such third party will devote to our preclinical studies or our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting drug development activities, which could affect their performance on our behalf. Our reliance on third parties for drug development activities means that we will have less direct control over the conduct, timing and completion of studies and the management of data generated from such studies. Nonetheless, we remain responsible for ensuring that our studies and trials are conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards. In other words, our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the investigational plan and relevant protocols and that any such trial complies with GCP standards. If we or any of our CROs or any clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in those trials may be deemed unreliable. This may cause FDA or other comparable foreign regulatory authorities to require us to perform additional clinical trials before approving our marketing applications. If any of the third parties we rely on violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, or other laws, actions may be instituted against us.

If any actions based on our conduct, our employees’ conduct, or third-party conduct are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare, Medicaid and other federal healthcare programs, injunctions, private actions brought by individual whistleblowers in the name of the government, debarment or refusal to allow us to enter into government contracts, contractual damages, reputational harm, diminished profits and future earnings, additional integrity reporting and oversight obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Additionally, there are risks that the third parties we rely on could become disqualified, debarred, suspended or otherwise penalized by FDA or other comparable foreign regulatory authorities for violations of applicable regulatory requirements, in which case we may need to engage a substitute and may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

If our security measures are compromised, or our information technology systems or those of our CROs, CMOs, vendors, contractors, consultants, or other third-party partners fail or suffer security breaches, cyber-attacks, loss or leakage of data or other disruptions, this could result in a material disruption of our development programs, compromise sensitive information related to our business or other personal information or prevent us from accessing critical information, potentially exposing us to liability, harm our reputation, or otherwise adversely affecting our business.

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

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our CROs, CMOs, vendors, contractors, consultants, and other third-party partners, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for tovorafenib (DAY101), pimasertib, or any other product candidates could result in delays in our marketing authorization efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or personnel, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

The state of California recently enacted the CCPA, which creates new individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA, in effect since January 1, 2020, and most recently amended by the CPRA, is now in effect as of January 1, 2023 and enforced as of July 1, 2023, subject to the regulations promulgated through a newly created enforcement agency called the California Privacy Protection Agency, or the CPPA. The CCPA gives California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability. The CCPA has prompted several proposals for new federal and state-level privacy legislation, such as in Nevada, New Hampshire, Ohio, New York, Washington, Illinois and Nebraska, as well as in Virginia, which passed the Virginia Consumer Data Protection Act, or VCDPA (effective as of January 1, 2023), and Colorado, which enacted the Colorado Privacy Act, or CoPA (effective as of July 1, 2023). The VCDPA, CoPA and other such proposed legislation, if enacted, could increase our potential liability and compliance costs, and adversely affect our business.

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

Although no third party has asserted a claim of patent infringement against us as of June 30, 2023, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

In spite of our best efforts, our licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek marketing authorization of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Depending upon the timing, duration and specifics of FDA marketing authorization of our product candidates, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon marketing authorization of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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
•
if any product candidate we may develop receive marketing authorization, the timing and terms of such approval and market acceptance and demand for such product candidates;
•
the timing and cost to establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing authorization and intend to commercialize on our own or jointly with future collaborators;
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

The holders of an aggregate of 86,971,328 shares of our outstanding common stock as of June 30, 2023 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 45.4% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

As of December 31, 2023, we will no longer qualify as an emerging growth company or a smaller reporting company and be able to take advantage of the exemptions from various reporting requirements beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2023 to be filed in 2024.

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

As a public company, and particularly after we are no longer qualify as an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our products once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When we are no longer an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation, dated June 1, 2021, as amended June 22, 2023.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: August 7, 2023	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President Principal Executive Officer

Date: August 7, 2023	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer