Form 10-Q
period 2023-09-30
Day One Biopharmaceuticals, Inc.
filed 2023-11-06
CIK 1845337

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 87,042,933 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the potential impact of global business or macroeconomic conditions, including as a result of inflation, rising interest rates, cybersecurity incidents, instability in the global banking system, government shutdowns, uncertainty with respect to the federal budget and global regional conflicts on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and other similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I-FINANCIAL INFORMATION

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$241,179	$85,262
Short-term investments	164,359	257,007
Prepaid expenses and other current assets	7,753	5,605
Total current assets	413,291	347,874
Property and equipment, net	213	20
Operating lease right-of-use asset	442	699
Deposits and other long-term assets	233	469
Total assets	$414,179	$349,062
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,391	$260
Accrued expenses and other current liabilities	20,647	15,950
Current portion of operating lease liabilities	437	405
Total current liabilities	24,475	16,615
Long-term portion of lease liabilities	77	408
Total liabilities	24,552	17,023
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 87,042,933 and 73,458,176 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	9	7
Additional paid-in-capital	793,699	601,771
Accumulated other comprehensive loss	(7)	(71)
Accumulated deficit	(404,074)	(269,668)
Total stockholders’ equity	389,627	332,039
Total liabilities and stockholders' equity	$414,179	$349,062

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$33,163	$22,035	$93,173	$59,598
General and administrative	18,275	17,664	53,374	44,568
Total operating expenses	51,438	39,699	146,547	104,166
Loss from operations	(51,438)	(39,699)	(146,547)	(104,166)
Investment income, net	5,291	1,895	12,163	2,086
Other (expense) income, net	(3)	9	(22)	8
Net loss attributable to common stockholders	(46,150)	(37,795)	(134,406)	(102,072)
Net loss per share, basic and diluted	$(0.54)	$(0.53)	$(1.73)	$(1.61)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	85,952,501	71,008,993	77,682,237	63,522,774

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(46,150)	$(37,795)	$(134,406)	$(102,072)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	2	(389)	64	(392)
Total comprehensive loss	$(46,148)	$(38,184)	$(134,342)	$(102,464)

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2022	73,458,176	$7	$601,771	$(71)	$(269,668)	$332,039
Issuance of common stock upon exercise of stock options	75,184	—	1,184	—	—	1,184
Issuance of common stock upon release of restricted stock units	60,673	—	—	—	—	—
Unvested common stock forfeiture	(21,400)	—	—	—	—	—
Share-based compensation expenses	—	—	9,447	—	—	9,447
Unrealized gain on available-for-sale securities	—	—	—	138	—	138
Net loss attributable to common stockholders	—	—	—	—	(42,393)	(42,393)
Balance at March 31, 2023	73,572,633	7	612,402	67	(312,061)	300,415
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,827	13,269,231	2	161,407	—	—	161,409
Issuance of common stock upon exercise of stock options	2,704	—	39	—	—	39
Issuance of common stock upon release of restricted stock units	69,020	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	57,740	—	653	—	—	653
Share-based compensation expenses	—	—	9,477	—	—	9,477
Unrealized loss on available-for-sale securities	—	—	—	(76)	—	(76)
Net loss attributable to common stockholders	—	—	—	—	(45,863)	(45,863)
Balance at June 30, 2023	86,971,328	9	783,978	(9)	(357,924)	426,054
Issuance of common stock upon exercise of stock options	10,571	—	115	—	—	115
Issuance of common stock upon release of restricted stock units	61,034	—	—	—	—	—
Share-based compensation expenses	—	—	9,606	—	—	9,606
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Net loss attributable to common stockholders	—	—	—	—	(46,150)	(46,150)
Balance at September 30, 2023	87,042,933	$9	$793,699	$(7)	$(404,074)	$389,627

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2021	61,952,292	$6	$408,629	$—	$(127,487)	$281,148
Share-based compensation expenses	—	—	6,202	—	—	6,202
Unvested common stock forfeiture	(40,363)	—	—	—	—	—
Net loss attributable to common stockholders	—	—	—	—	(27,747)	(27,747)
Balance at March 31, 2022	61,911,929	6	414,831	—	(155,234)	259,603
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,864	11,500,000	1	161,609	—	—	161,610
Issuance of common stock pursuant to Employee Stock Purchase Plan	49,171	—	320	—	—	320
Share-based compensation expenses	—	—	5,631	—	—	5,631
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	(3)
Net loss attributable to common stockholders	—	—	—	—	(36,530)	(36,530)
Balance at June 30, 2022	73,461,100	$7	$582,391	$(3)	$(191,764)	$390,631
Issuance of common stock upon exercise of stock options	130,899	—	2,053	—	—	2,053
Issuance of common stock upon release of restricted stock units	51,030	—	—	—	—	—
Unvested common stock forfeiture	(131,106)	—	—	—	—	—
Share-based compensation expenses	—	—	8,576	—	—	8,576
Unrealized loss on available-for-sale securities	—	—	—	(389)	—	(389)
Net loss attributable to common stockholders	—	—	—	—	(37,795)	(37,795)
Balance at September 30, 2022	73,511,923	$7	$593,020	$(392)	$(229,559)	$363,076

See accompanying notes to the condensed consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(134,406)	$(102,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development assets	3,000	—
Share-based compensation expense	28,530	20,409
Depreciation expense	23	48
Accretion of discounts on short-term investments	(8,502)	(1,031)
Amortization of operating right-of-use assets	257	303
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,148)	(1,113)
Deposits and other long-term assets	236	(280)
Accounts payable	3,131	2,229
Accrued expenses and other current liabilities	4,697	7,127
Operating lease liabilities	(299)	(184)
Net cash used in operating activities	(105,481)	(74,564)
Cash flows from investing activities:
Cash paid for purchase of short-term investments	(344,701)	(272,838)
Proceeds from maturity of short-term investments	445,915	20,000
Cash paid for purchase of property and equipment	(216)	(26)
Cash paid for acquired in-process research and development assets	(3,000)	—
Net cash provided by (used in) investing activities	97,998	(252,864)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	161,409	161,610
Proceeds from issuance of common stock upon stock option exercises	1,338	2,053
Proceeds from issuance of common stock upon Employee Stock Purchase Plan purchase	653	320
Cash provided by financing activities	163,400	163,983
Net increase (decrease) in cash and cash equivalents	155,917	(163,445)
Cash and cash equivalents, beginning of period	85,262	284,309
Cash and cash equivalents, end of period	$241,179	$120,864
Supplemental disclosures of noncash activities:
Purchases of property and equipment included in accrued expenses and other current liabilities	$41	$—
Lease liability obtained in exchange for right-of-use asset	$—	$940

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial statements for interim periods presented in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The JOBS Act also exempts emerging growth companies from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

The JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

On the last business day of the second quarter of 2023, the aggregate market value of the shares of the Company’s common stock held by non-affiliate stockholders exceeded $700 million. As a result, the Company will be considered a “large accelerated filer” as of December 31, 2023, and no longer qualify as an emerging growth company. Therefore, the Company will no longer be able to take advantage of the exemptions from various reporting requirements, beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2023 to be filed in 2024.

Notes to the Condensed Consolidated Financial Statements

3.
Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of September 30, 2023 and December 31, 2022, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$165,002	$—	$—	$165,002
U.S. treasury securities	—	150,963	—	150,963
U.S. government agency securities	—	82,164	—	82,164
Total assets measured at fair value	$165,002	$233,127	$—	$398,129

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$18,765	$—	$—	$18,765
U.S. treasury securities	—	145,785	—	145,785
U.S. government agency securities	—	136,022	—	136,022
Total assets measured at fair value	$18,765	$281,807	$—	$300,572

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

There were no assets or liabilities classified as Level 3 as of September 30, 2023 and December 31, 2022.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$165,002	$—	$—	$165,002
U.S. government agency securities	36,341	—	—	36,341
U.S. treasury securities	32,427	—	—	32,427
Total cash equivalents	233,770	—	—	233,770

Short-term investments
U.S. treasury securities	118,544	6	(14)	118,536
U.S. government agency securities	45,821	5	(3)	45,823
Total short-term investments	$164,365	$11	$(17)	$164,359

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$18,765	$—	$—	$18,765
U.S. government agency securities	24,800	—	—	24,800
Total cash equivalents	43,565	—	—	43,565

Short-term investments
U.S. treasury securities	145,880	1	(96)	145,785
U.S. government agency securities	111,197	37	(12)	111,222
Total short-term investments	$257,077	$38	$(108)	$257,007

The following table summarizes the maturities of our cash equivalents and available-for-sale securities (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Mature in one year or less	$398,135	$398,129
Total	$398,135	$398,129

Notes to the Condensed Consolidated Financial Statements

	December 31, 2022
	Amortized Cost	Fair Value
Mature in one year or less	$300,642	$300,572
Total	$300,642	$300,572

The following table presents the breakdown of the Company's available-for-sale securities with gross unrealized losses and the duration that those losses had been unrealized (in thousands):

	September 30, 2023
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial assets:
U.S. treasury securities	$57,367	$(14)	$—	$—	$57,367	$(14)
U.S. government agency securities	17,945	(3)	—	—	17,945	(3)
Total financial assets	$75,312	$(17)	$—	$—	$75,312	$(17)

	December 31, 2022
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Financial assets:
U.S. treasury securities	$140,822	$(96)	$—	$—	$140,822	$(96)
U.S. government agency securities	26,811	(12)	—	—	26,811	(12)
Total financial assets	$167,633	$(108)	$—	$—	$167,633	$(108)

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2023 and December 31, 2022, there were no securities that were in an unrealized loss position for more than 12 months. As of September 30, 2023, the unrealized losses on the Company’s investments in U.S. treasury securities and U.S. government agency securities were primarily caused by interest rate increases. The Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis.

4.
Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid research and development expenses	$4,075	$3,007
Prepaid insurance	1,453	1,592
Other prepaid expenses and other assets	2,225	1,006
Total prepaid expenses and other current assets	$7,753	$5,605

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$81	$26
Laboratory equipment	162	—
Property and equipment, gross	243	26
Less: accumulated depreciation	(30)	(6)
Property and equipment, net	$213	$20

Depreciation expense for each of the three and nine months ended September 30, 2023 and 2022 was immaterial.

Notes to the Condensed Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued research and development expenses	$10,705	$7,554
Accrued payroll related expenses	$7,001	6,129
Accrued professional service expenses	$2,532	2,088
Other	$409	179
Total accrued expenses and other current liabilities	$20,647	$15,950

5.
Significant Agreements

Research Collaboration and License Agreement with Sprint Bioscience AB

On August 15, 2023, the Company entered into a research collaboration and license agreement, or the Sprint License Agreement, with Sprint Bioscience AB, or Sprint, a Swedish corporation located in Huddinge, Sweden. Under the Sprint License Agreement, Sprint granted to the Company an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of Vaccinia Related Kinase 1, or VRK1.

The Company paid $3.0 million upfront in cash to Sprint, which was recorded as research and development expenses as the technology does not have an alternative future use, in the three and nine months ended September 30, 2023. The Company is required to make milestone payments of up to $74.0 million upon achievement of specified research, development, and regulatory milestones for each licensed product and sales milestone payments of up to $235.0 million upon achievement of specified sales milestones for each licensed product. Commencing on the first commercial sale of a licensed product in a country, the Company is obligated to pay tiered royalties ranging in the single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties on a country-by-country and licensed product-by-licensed product basis commences on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Sprint or the Company's patents that claims the composition of matter of the licensed compound of such licensed product in such country, (ii) the 10th anniversary of the date of the first commercial sale of such licensed product in such country, and (iii) termination or expiration of regulatory exclusivity for such licensed product in such country. No milestones were achieved and due as of September 30, 2023.

The term of the Sprint License Agreement will expire on a licensed product and country basis upon the expiration of the royalty term with respect to such licensed product and such country, unless terminated earlier. The Company has the right to terminate the Sprint License Agreement in its entirety, or on a licensed product-by-licensed product basis, at will upon a specified notice period.

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

Notes to the Condensed Consolidated Financial Statements

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. Additionally, the Company made a milestone payment of $2.5 million, which was recorded as research and development expenses due to the nature of the license agreement and the milestone event relating to the first dosing of a patient in a first clinical trial of a product containing pimasertib, in the year ended December 31, 2022. The Company may also be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well as a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. No milestones were achieved and due as of September 30, 2023.

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

Notes to the Condensed Consolidated Financial Statements

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses in 2019. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No milestones were achieved and due as of September 30, 2023. Subsequent to September 30, 2023, a milestone related to the Viracta License Agreement was achieved and recorded to research and development expense as disclosed in Note 11.

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

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of September 30, 2023, the weighted-average remaining lease term and weighted-average discount rate were 1.2 years and 9.0%, respectively.

The Company’s lease does not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.1 million for each of the three months ended September 30, 2023 and 2022 and was $0.3 million for each of the nine months ended September 30, 2023 and 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. Variable payments expensed during the three and nine months ended September 30, 2023 and 2022 were immaterial.

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2023, the future lease obligations were as follows (in thousands):

September 30, 2023
Remaining in 2023	$115
2024	424
Total future minimum lease payments	539
Less: Imputed interest	(25)
Present value of operating lease liabilities	514
Less: current portion of operating lease liabilities	(437)
Operating lease liabilities	$77

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of September 30, 2023 and December 31, 2022, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into the license agreements, as disclosed in Note 5, or the license agreements, pursuant to which the Company is required to pay milestones contingent upon meeting specific events. A milestone related to the MRKDG License Agreement was achieved and recorded to research and development during the nine months ended September 30, 2022. Subsequent to September 30, 2023, a milestone related to the Viracta License Agreement was achieved and recorded to research and development expense as disclosed in Note 11. The Company may be required to pay royalties on sales of products developed under these license agreements. All products are in development as of September 30, 2023, and no such royalties were due.

Purchase Commitments

To support product needs for tovorafenib (DAY101), the Company has entered into a manufacturing and supply agreement with Quotient Sciences - Philadelphia, LLC, or Quotient, in July 2023 that requires the Company to meet minimum purchase obligations on an annual basis. The amount of future minimum purchase obligations under the manufacturing and supply agreement over the next five years is approximately $17.2 million, in aggregate, as of September 30, 2023. For the three and nine months ended September 30, 2023, the Company has not yet made any purchases under the purchase obligation.

Legal Proceedings

The Company, from time to time, may be party to litigation, claims and assessments arising in the ordinary course of business. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is not subject to any material legal proceedings, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims to date, and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of September 30, 2023 and December 31, 2022.

7.
Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value of $0.0001 per share. As of September 30, 2023, 87,042,933 shares of common stock were issued and outstanding.

Notes to the Condensed Consolidated Financial Statements

The Company has reserved shares of common stock for future issuances as follows:

September 30, 2023
Common stock options issued and outstanding	10,183,440
Common stock available for future grants	2,689,562
Common stock available for ESPP	1,778,597
Restricted stock units issued and outstanding	1,094,563
Total	15,746,162

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

In June 2023, the Company suspended and terminated the prospectus related to its common stock issuable pursuant to the terms of the Equity Distribution Agreement. In September 2023, in connection with the Company’s filing of an automatic shelf registration statement on Form S-3, the Company filed a new prospectus relating to the Equity Distribution Agreement and the issuance and sale of shares of the Company’s common stock having an aggregate offering price of up to $250.0 million under the 2022 ATM. The Company has no obligation to sell any shares and could at any time suspend solicitations and offers under the 2022 ATM. The Company has deferred offering costs consisting of accounting and legal fees directly attributable to the automatic shelf registration statement. Costs are deferred until shares are sold under the automatic shelf registration statement, at which time they will be reclassified to additional paid-in capital as a reduction against the proceeds received. No shares of the Company’s common stock have been sold under the 2022 ATM as of September 30, 2023.

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

8.
Share-based Compensation

Share-based compensation expense recorded in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$3,312	$2,020	$10,102	$6,242
General and administrative expense	6,294	6,556	18,428	14,167
Total share-based compensation expense	$9,606	$8,576	$28,530	$20,409

As of September 30, 2023, there was $86.6 million of unrecognized compensation cost related to unvested restricted stock, unvested restricted stock units, unvested stock options, and shares subject to purchase under the ESPP that is expected to be recognized over a weighted-average period of approximately 2.6 years.

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2023, there was $2.5 million of unrecognized compensation cost related to unvested PSOs and PSUs. The Company will recognize the PSO and PSU expense through the expected vesting dates when the achievement of the performance-based metrics is probable.

2022 Equity Inducement Plan

In October 2022, the board of directors and stockholders approved the 2022 Equity Inducement Plan, or the 2022 Plan. The 2022 Plan provides for the grant of non-statutory stock options and restricted stock units. The number of shares of common stock reserved for issuance under the 2022 Plan is 1,000,000 shares.

The following table provides a summary of stock option activity under the 2022 Plan during the nine months ended September 30, 2023.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	309,000	$21.14
Granted	—	$—
Exercised	—	$—		$—
Forfeiture	—	$—
Outstanding at September 30, 2023	309,000	$21.14	9.1	$—
Vested and expected to vest at September 30, 2023	309,000	$21.14	9.1	$—
Exercisable at September 30, 2023	—	$—	—	$—

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

There was no fair value of options that vested during each of the nine months ended September 30, 2023 and 2022. There was no weighted-average grant date fair value of options granted since there were no options granted from the 2022 Plan during each of the nine months ended September 30, 2023 and 2022.

Unamortized share-based compensation for stock options as of September 30, 2023 was $3.6 million, which is expected to be recognized over a weighted-average period of 3.1 years.

The following table provides a summary of restricted stock units activity under the 2022 Plan during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2022	47,400	$21.14
Granted	—	$—
Vested	—	$—
Forfeiture	—	$—
Unvested restricted stock units at September 30, 2023	47,400	$21.14

Unamortized share-based compensation for restricted stock units as of September 30, 2023 was $0.8 million, which is expected to be recognized over a weighted-average period of 3.1 years.

2021 Equity Incentive Plan

Immediately prior to consummation of the Company’s initial public offering, or the IPO, all the outstanding incentive shares were converted into common stock. The following table provides a summary of the unvested common stock awards activity during the nine months ended September 30, 2023.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2022	1,722,744	$16.00
Vested	(744,625)	$16.00
Forfeiture	(21,400)	$16.00
Unvested common stock as of September 30, 2023	956,719	$16.00

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

The following table provides a summary of stock option activity under the 2021 Plan during the nine months ended September 30, 2023.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	7,634,167	$16.42
Granted	2,542,700	$19.14
Exercised	(88,459)	$15.12		$643
Forfeiture	(357,468)	$18.84
Outstanding at September 30, 2023	9,730,940	$17.06	8.4	$625
Vested and expected to vest at September 30, 2023	9,730,940	$17.06	8.4	$625
Exercisable at September 30, 2023	3,995,722	$16.63	7.9	$214

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The total fair value of options that vested during the nine months ended September 30, 2023 and 2022 was $19.8 million and $15.6 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $13.37 per share and $9.02 per share, respectively.

Unamortized share-based compensation for stock options as of September 30, 2023 was $60.7 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards granted with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	5.65 - 6.14	5.27 - 6.33	5.27 - 6.25	5.27 - 6.33
Expected volatility	68.82% - 71.43%	68.96% - 70.71%	68.82% - 81.98%	65.20% - 70.71%
Risk-free interest rate	4.02% - 4.56%	2.65% - 4.09%	3.47% - 4.56%	1.47% - 4.09%
Expected dividend yield	—	—	—	—

The following table provides a summary of restricted stock units activity under the 2021 Plan during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2022	485,351	$16.83
Granted	711,810	$20.46
Vested	(190,727)	$19.26
Forfeiture	(52,521)	$20.37
Unvested restricted stock units at September 30, 2023	953,913	$18.86

Notes to the Condensed Consolidated Financial Statements

Unamortized share-based compensation for restricted stock units as of September 30, 2023 was $16.8 million, which is expected to be recognized over a weighted-average period of 3.1 years.

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

The following table provides a summary of PSO activity under the 2021 Plan during the nine months ended September 30, 2023.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	146,950	$15.25
Granted	—	$—
Exercised	—	$—		$—
Forfeiture	(3,450)	$15.25
Outstanding at September 30, 2023	143,500	$15.25	8.7	$—
Vested and expected to vest at September 30, 2023	—	$—	—	$—
Exercisable at September 30, 2023	—	$—	—	$—

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money PSOs.

There was no fair value of PSOs that vested since there were no PSOs that vested during each of the nine months ended September 30, 2023 and 2022. There was no weighted-average grant date fair value of PSOs granted since there were no PSOs granted during the nine months ended September 30, 2023. The weighted-average grant date fair value of PSOs granted during the nine months ended September 30, 2022 was $7.78 per share.

As of September 30, 2023, there was $1.1 million of unrecognized compensation cost related to unvested PSOs. The Company will recognize the PSO expense through the expected vesting dates when the achievement of the performance-based metrics is probable.

The Company used the Black-Scholes option pricing model to estimate the fair value of the PSO awards granted with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	—	—	—	2.92 - 3.42
Expected volatility	—	—	—	72.72% - 72.98%
Risk-free interest rate	—	—	—	3.37%
Expected dividend yield	—	—	—	—

The following table provides a summary of PSU activity under the 2021 Plan during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2022	95,500	$15.25
Granted	—	$—
Vested	—	$—
Forfeiture	(2,250)	$15.25
Unvested restricted stock units at September 30, 2023	93,250	$15.25

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2023, there was $1.4 million of unrecognized compensation cost related to unvested PSUs. The Company will recognize the PSU expense through the expected vesting dates when the achievement of the performance-based metrics is probable.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted, and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share) and (b) an amount determined by the board of directors. 178,506 shares have been issued under the ESPP as of September 30, 2023. The Company recognized compensation expense related to the ESPP of $0.1 million and $17,000 for the three months ended September 30, 2023 and 2022, respectively, and $0.6 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

The fair value of our common stock to be issued under the ESPP is estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term (in years)	0.5	0.5
Expected volatility	63.57%	58.49%
Risk-free interest rate	5.24%	1.54%
Expected dividend yield	—	—

9.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(46,150)	$(37,795)	$(134,406)	$(102,072)
Net loss per share, basic and diluted	$(0.54)	$(0.53)	$(1.73)	$(1.61)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	85,952,501	71,008,993	77,682,237	63,522,774

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of September 30,
	2023	2022
Stock options	10,039,940	7,447,808
Unvested common shares	956,719	2,240,702
Restricted stock units	1,001,313	435,570
Shares committed under ESPP	69,578	51,169
Total	12,067,550	10,175,249

10.
Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For each of the three months ended September 30, 2023 and 2022, the Company made matching contributions of $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company made matching contributions of $1.0 million and $0.8 million, respectively.

11.
Subsequent Event

On October 30, 2023, the U.S. Food and Drug Administration, or the FDA, accepted for filing, the Company's New Drug Application, or NDA, for tovorafenib (DAY101) as a monotherapy in relapsed or progressive low-grade glioma, or pLGG. The FDA has granted priority review and assigned a Prescription Drug User Fee Act, or PDUFA, target action date of April 30, 2024. The FDA is not currently planning to hold an advisory committee meeting to discuss the application. Per the terms of the Viracta License Agreement, a $5.0 million payment is due to Viracta for achievement of this milestone, which will be recorded to research and development expense.

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

We reported new data from the registrational Phase 2 FIREFLY-1 trial at the 2023 American Society of Clinical Oncology Annual Meeting in June 2023 and submitted an updated clinical study report with an additional six months of safety and efficacy data to the FDA. The data demonstrated an overall response rate, or ORR, of 67% in the 69 Response Assessment for Neuro-Oncology-High Grade Glioma, or RANO-HGG, evaluable patients, comprising 12 confirmed complete responses, or CR, and 34 partial responses, or PR, which is the primary endpoint of the trial. We observed an additional 18 patients with a best response of stable disease, or SD, resulting in a clinical benefit rate of 93% (CR+PR/uPR+SD of any duration).

Additional secondary analysis and exploratory endpoint analyses included the evaluation of responses by Response Assessment in Pediatric Neuro-Oncology Low-Grade Glioma, or RAPNO-LGG, and Response Assessment in Neuro-Oncology Low-Grade Glioma, or RANO-LGG. RAPNO-LGG data demonstrated an ORR of 51% in the 76 RAPNO-LGG evaluable patients, comprising 28 PR and 11 minor responses, or MR. We observed an additional 23 patients with a best response of SD, resulting in a clinical benefit rate of 82% (PR/uPR+MR/uMR+SD of any duration).

RANO-LGG data demonstrated an ORR of 53% in the 76 RANO-LGG evaluable patients, comprising 20 PR and 20 MR. We observed an additional 23 patients with a best response of SD, resulting in a clinical benefit rate of 83% (PR/uPR+MR/uMR+SD of any duration). Safety data, based on 137 treated patients, indicated monotherapy tovorafenib (DAY101) to be generally well-tolerated. The vast majority of adverse events were Grade 1 or Grade 2, with the most common side effects reported related to tovorafenib being change in hair color (76%), fatigue (44%), maculopapular rash (41%), dry skin (33%), and dermatitis acneiform (30%).

We believe tumor reduction or stabilization is clinically meaningful for pLGG patients, as both are perceived as beneficial given the lack of approved therapies for the majority of patients. We completed the rolling NDA submission of tovorafenib (DAY101) for the treatment of patients with relapsed or progressive pLGG in September 2023, which included the submission an updated clinical study report with an additional six months of safety and efficacy data through June 2023. The NDA was accepted for filing and granted priority review by the FDA in October 2023, with a Prescription Drug User Fee Act, or PDUFA, target action date of April 30, 2024. The FDA is not currently planning to hold an advisory committee meeting to discuss the application.

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib (DAY101) as a front-line therapy in patients aged 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. Patients continue to enroll in the United States, Canada, Europe, Australia and Asia, with approximately 70 sites activated.

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

We initiated an open-label, multicenter, Phase 1b/2a umbrella master trial, or FIRELIGHT-1, of tovorafenib (DAY101) monotherapy or combination therapy, which consists of two substudies. Substudy 1 is a Phase 2a trial of tovorafenib (DAY101) as a monotherapy in patients 12 years and older with relapsed, progressive, or refractory solid tumors harboring MAPK pathway aberrations. The Company has concluded enrollment in this substudy. Despite observing responses with a generally well tolerated therapy, a limited duration of response in this relatively rare patient population was observed. As such, the Company announced in November 2023 our decision to discontinue this monotherapy substudy and re-direct resources to other programs. Results from the substudy will be shared for presentation or publication after the final dataset becomes available. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib (DAY101) and pimasertib in patients 12 years and older with various MAPK-altered solid tumors; the first patient was dosed in May 2022. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, tumors with BRAF wild-type fusions, and tumors driven by KRAS alterations.

In August 2023, we entered into a research collaboration and license agreement, or the Sprint License Agreement, with Sprint Bioscience AB, or Sprint, a Swedish corporation located in Huddinge, Sweden. Under the Sprint License Agreement, Sprint granted to us an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of Vaccinia Related Kinase 1, or VRK1.VRK1 is a novel target involved in the regulation of cell division and DNA damage repair. Over-expression of VRK1 is linked to poor prognosis in a variety of adult and pediatric cancers, and VRK1 has been identified as a synthetic lethal target in tumors where expression of its paralog, VRK2, is lost. Silencing of VRK2 expression via promoter methylation has been noted in the majority of high-grade gliomas and high-risk neuroblastomas, providing a concrete approach for selecting patients with tumors sensitive to VRK1 inhibition. Preclinical research activities to advance the VRK1 program are ongoing.

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

Since our inception in November 2018, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and building our pipeline; organizing and staffing our company; business planning; establishing and maintaining our intellectual property portfolio; establishing arrangements with third parties for the manufacture of our product candidates; raising capital; preparing for commercial launch; and providing general and administrative support for these operations. We do not have any products approved for commercial sale and have not generated any revenues from product sales or any other source and have incurred net losses since commencement of our operations. For the nine months ended September 30, 2023 and 2022, we reported a net loss of $134.4 million and $102.1 million, respectively. We had an accumulated deficit of $404.1 million as of September 30, 2023. We expect a significant increase in expenses and substantial losses for the foreseeable future as we continue our development of, and seek marketing authorizations for our product candidates, commercialize any approved products, and seek to expand our product pipeline and invest in our organization.

To date, we have funded our operations through the sale of our redeemable convertible preferred shares, convertible notes and common stock in our IPO and subsequent public offerings.

Cash and cash equivalents and short-term investments totaled $405.5 million as of September 30, 2023. Based on our current operating plan, management believes we have sufficient capital resources to fund anticipated operations into 2026. Because of the numerous risks and uncertainties associated with product development, we may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, we made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. Additionally, we made a milestone payment of $2.5 million, which was recorded as research and development expenses due to the nature of the license agreement and the milestone event relating to the first dosing of a patient in a first clinical trial of a product containing pimasertib, in the year ended December 31, 2022. We may also be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well as a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. No milestones were achieved and due as of September 30, 2023.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses in 2019. DOT-1 made a milestone payment of $3.0 million to Viracta in February 2021, which was recorded as research and development expense when the milestone was achieved in April 2021. DOT-1 is also required to make additional milestone payments of up to $54.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No milestones were achieved and due as of September 30, 2023. Subsequent to September 30, 2023, a milestone related to the Viracta License Agreement was achieved and recorded to research and development expense as disclosed in Note 11 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of operations

Comparison of three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (unaudited):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$33,163	$22,035	$11,128	50.5%
General and administrative	18,275	17,664	611	3.5%
Total operating expenses	51,438	39,699	11,739	29.6%
Loss from operations	(51,438)	(39,699)	(11,739)	29.6%
Investment income, net	5,291	1,895	3,396	*
Other (expense) income, net	(3)	9	(12)	*
Net loss attributable to common stockholders	$(46,150)	$(37,795)	$(8,355)	22.1%

* Amount and/or percentage not meaningful

Research and development expenses

Research and development expenses increased $11.1 million, from $22.0 million for the three months ended September 30, 2022 to $33.2 million for the three months ended September 30, 2023. In the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, third-party expenses increased by $5.8 million, due primarily to an increase in clinical trial, manufacturing, and other product development expenses and personnel related expenses increased by $2.3 million driven by headcount growth. Additionally, our expense increased by $3.0 million due to the upfront license payment to Sprint during the three months ended September 30, 2023, with no license-related payments made during the same period in 2022.

The following table summarizes our external and internal research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$17,929	$13,740
Upfront payment related to the Sprint License Agreement	3,000	—
Other research and development costs	2,256	675
Internal costs:
Employee related expenses	9,978	7,620
Total research and development expenses	$33,163	$22,035
(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib (DAY101) program, the pimasertib program, and the VRK1 program were $16.3 million, $1.0 million, and $0.6 million for three months ended September 30, 2023 compared to $12.2 million, $1.5 million, and $0, respectively, for the three months ended September 30, 2022.

General and administrative expenses

General and administrative expenses increased $0.6 million, from $17.7 million for the three months ended September 30, 2022 to $18.3 million for the three months ended September 30, 2023. The increase in general and administrative expenses was primarily due to $1.2 million in personnel related expenses driven by headcount growth, offset by a decrease of $0.6 million in external consulting services.

Comparison of nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (unaudited):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$93,173	$59,598	$33,575	56.3%
General and administrative	53,374	44,568	8,806	19.8%
Total operating expenses	146,547	104,166	42,381	40.7%
Loss from operations	(146,547)	(104,166)	(42,381)	40.7%
Investment income, net	12,163	2,086	10,077	*
Other (expense) income, net	(22)	8	(30)	*
Net Loss attributable to common stockholders	$(134,406)	$(102,072)	$(32,334)	31.7%

* Amount and/or percentage not meaningful

Research and development expenses

Research and development expenses increased $33.6 million, from $59.6 million for the nine months ended September 30, 2022 to $93.2 million for the nine months ended September 30, 2023. In the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, third-party expenses increased by $22.8 million, due primarily to an increase in clinical trial, manufacturing, and other product development expenses and personnel related expenses increased by $10.3 million resulting from additional headcount and stock-based compensation. License expense increased by $0.5 million due to the $3.0 million upfront license payment to Sprint during the nine months ended September 30, 2022 compared to the $2.5 million milestone payment to Merck KGaA related to the first dosing of a patient in a clinical trial of a product containing pimasertib during the three months ended September 30, 2022.

The following table summarizes our external and internal research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$53,426	$33,909
Upfront payment related to the Sprint License Agreement	3,000	—
License milestone payment related to the MRKDG License Agreement	—	2,500
Other research and development costs	5,539	2,248
Internal costs:
Employee related expenses	31,208	20,941
Total research and development expenses	$93,173	$59,598
(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib (DAY101) program, the pimasertib program, and the VRK1 program were $50.0 million, $2.8 million, and $0.6 million, respectively, for nine months ended September 30, 2023 compared to $29.8 million, $4.1 million, and $0, respectively, for the nine months ended September 30, 2022.

General and administrative expenses

General and administrative expenses increased $8.8 million, from $44.6 million for the nine months ended September 30, 2022 to $53.4 million for the nine months ended September 30, 2023. The increase in general and administrative expenses was primarily due to $9.5 million in employee compensation costs driven by headcount growth.

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

In June 2022, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $150.0 million under an at-the-market offering program, or the 2022 ATM. In June 2023, we suspended and terminated the prospectus related to our common stock issuable pursuant to the terms of the Equity Distribution Agreement. In September 2023, in connection with our filing of an automatic shelf registration statement on Form S-3, we filed a new prospectus relating to the Equity Distribution Agreement and the issuance and sale of shares of our common stock having an aggregate offering price of up to $250.0 million under the 2022 ATM. No shares of our common stock have been sold under the 2022 ATM as of September 30, 2023.

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

As of September 30, 2023, we had an accumulated deficit of $404.1 million and $405.5 million in cash and cash equivalents and short-term investments. We believe our cash and cash equivalents and short-term investments will be sufficient to satisfy our cash requirements over the next 12 months and into 2026.

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

Leases

We have an operating lease obligation for office space. As of September 30, 2023, we had fixed lease payment obligations of approximately $0.5 million payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We have entered into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of September 30, 2023, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

We have entered into licensing agreements, or the licensing agreements, which require us to pay milestones contingent upon meeting of specific events. We made a milestone payment of $2.5 million related to the first dosing of a patient in a first clinical trial of a product containing pimasertib in the year ended December 31, 2022. Subsequent to September 30, 2023, a milestone related to the Viracta License Agreement was achieved and recorded to research and development expense as disclosed in Note 11 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We are required to pay royalties on sales of products developed under these license agreements. All our products are in development as of September 30, 2023 and no such royalties are due. As of September 30, 2023, we do not have any contingent payment obligations since the amount, timing and likelihood of such payments are not known.

Purchase Commitments

We have entered into a manufacturing and supply agreement with Quotient Sciences - Philadelphia, LLC in July 2023 to support our product needs for tovorafenib (DAY101) that requires the Company to meet minimum purchase obligations on an annual basis. As of September 30, 2023, we had aggregate future minimum purchase obligations of $17.2 million.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(105,481)	$(74,564)
Net cash provided by (used in) investing activities	97,998	(252,864)
Cash provided by financing activities	163,400	163,983
Net increase in cash and cash equivalents	$155,917	$(163,445)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $105.5 million, consisting of our net loss of $134.4 million, non-cash charges of $23.3 million and net changes in operating assets and liabilities of $5.6 million. Non-cash charges are primarily related to share-based compensation expense of $28.5 million and $3.0 million for acquired in-process research and development assets, which was partially offset by accretion of discounts on short-term investments of $8.5 million. Net changes in operating assets and liabilities are primarily related to an increase in accrued expenses and other current liabilities of $4.7 million, an increase in accounts payable of $3.1 million, and a decrease in deposits and other long-term assets of $0.2 million, which were partially offset by an increase in prepaid expenses and other current assets of $2.1 million and a decrease in operating lease liabilities of $0.3 million.

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

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $98.0 million related to the proceeds from the maturity of short-term investments of $445.9 million, partially offset by the purchase of short-term investments of $344.7 million and $3.0 million for acquired in-process research and development assets.

Net cash used in investing activities for the nine months ended September 30, 2022 was $252.9 million related to the purchase of short-term investments and property and equipment expenditures of $272.9 million. This was partially offset by the proceeds from the maturity of short-term investments of $20.0 million.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $163.4 million, primarily attributable to the net proceeds from the issuance of common stock in connection with our follow-on offering of common stock of $161.4 million. Additionally, there was $2.0 million of net cash provided by financing activities related to proceeds from the issuance of common stock upon stock option exercises and purchases made under our 2021 Employee Stock Purchase Plan.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, changing interest rates, recent turmoil in the global banking system, government shutdowns, uncertainty with respect to the federal budget, global regional conflicts, public health epidemics, such as the COVID-19 pandemic, or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

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

Emerging Growth Company Status

As an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. On the last business day of the second quarter of 2023, the aggregate market value of the shares of our common stock held by non-affiliate stockholders exceeded $700 million. As a result, we will be considered a “large accelerated filer” as of December 31, 2023, and no longer qualify as an emerging growth company. Therefore, we will no longer be able to take advantage of the exemptions from various reporting requirements, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2023 to be filed in 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

On the last business day of the second quarter of 2023, the aggregate market value of the shares of our common stock held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2023, we will no longer qualify as a smaller reporting company. Therefore, we will no longer be able to take advantage of the scaled disclosure requirements, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2023 to be filed in 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are substantially dependent on the success of our lead product candidate, tovorafenib (DAY101), for which the FDA accepted our NDA and granted priority review. To the extent tovorafenib (DAY101) is not commercially successful, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.
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
•
The manufacture of pharmaceutical products, including our product candidates, such as tovorafenib (DAY101), is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, our products for commercial sale.
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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our redeemable convertible preferred shares, our convertible notes, the completion of our IPO and follow-on offerings of our common stock. For the nine months ended September 30, 2023 and 2022, we reported a net loss of $134.4 million and $102.1 million, respectively. We had an accumulated deficit of $404.1 million as of September 30, 2023. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib (DAY101) and pimasertib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidate and other product candidates, including our ongoing pivotal Phase 2 FIREFLY-1 trial for tovorafenib (DAY101), our ongoing pivotal Phase 3 FIREFLY-2 trial of tovorafenib (DAY101) as a potential front-line therapy in pLGG, our ongoing Phase 1b/2 FIRELIGHT-1 umbrella master trial of tovorafenib (DAY101) in adult RAS/RAF-altered solid tumors as a monotherapy and in combination with pimasertib, and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In October 2023, the FDA accepted our NDA and granted priority review for tovorafenib (DAY101) as a monotherapy in relapsed or progressive pediatric low-grade glioma. If we obtain marketing authorization for tovorafenib (DAY101), pimasertib, or another product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of tovorafenib (DAY101), pimasertib, or such other product candidate. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

We are substantially dependent on the success of our lead product candidate, tovorafenib (DAY101), for which the FDA accepted our NDA and granted priority review. To the extent tovorafenib (DAY101) is not commercially successful, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.

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

Our ability to generate product revenue, which we do not expect will occur in the near future, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidate, tovorafenib (DAY101). If the launch or commercialization of tovorafenib (DAY101) is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product candidate and our company could be harmed.

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
•
approval of NDAs by the U.S. Food and Drug Administration, or FDA, including our NDA submission for tovorafenib (DAY101), which was accepted for filing and granted priority review as a monotherapy in relapsed or progressive pLGG, by the FDA in October 2023, or other similar clinical trial applications from foreign regulatory authorities for our future clinical trials for our pipeline product candidates;
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
•
raising additional funds necessary to complete clinical development of and commercialize our product candidates, including tovorafenib (DAY101);
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
•
acceptance of our products, if and when approved, by patients, physicians, the medical community and third-party payors underpinned by adequate health economic data and a meaningful value proposition;
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
•
addressing any delays in our ongoing and planned clinical trials resulting from factors related to any macroeconomic conditions, major natural disaster, public health epidemic or significant political event, including inflation, changes in interest rates, turmoil in the global banking system, government shutdowns, uncertainty with respect to the federal budget and global regional conflicts, as well as any delays due to recent supply chain issues impacting the availability of certain standard-of-care chemotherapy drugs;
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

To become and remain profitable, we must succeed in designing, developing and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials for our product candidates, designing and/or acquiring additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing authorization for our product candidates, obtaining and retaining patents, trade secrets, statutory exclusivities, and other intellectual property protections and marketing and selling products for which we may obtain marketing authorization, if any. We are in the earlier stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our research and development programs, our commercialization plans or other operations. Our ability to raise capital may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, recent turmoil in the global banking system, government shutdowns, uncertainty with respect to the federal budget, global regional conflicts, public health epidemics, such as the COVID-19 pandemic, or otherwise.

We had $405.5 million in cash, cash equivalents and short-term investments as of September 30, 2023. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses, and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. In June 2022, we entered into the Equity Distribution Agreement with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $150.0 million under the 2022 ATM. In June 2023, we suspended and terminated the prospectus related to our common stock issuable pursuant to the terms of the Equity Distribution Agreement. In September 2023, in connection with our filing of an automatic shelf registration statement on Form S-3, we filed a new prospectus relating to the Equity Distribution Agreement and the issuance and sale of shares of our common stock having an aggregate offering price of up to $250.0 million under the 2022 ATM. No shares of our common stock have been sold under the 2022 ATM as of September 30, 2023. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to our 2022 ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, recent turmoil in the global banking system, government shutdowns, uncertainty with respect to the federal budget, global regional conflicts, public health epidemics, including the COVID-19 pandemic, or otherwise.

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

Tovorafenib (DAY101) has only been studied in a limited number of patients. Should the FDA grant approval for market authorization, tovorafenib (DAY101) will be available to a much larger number of patients, and we do not know whether the results of tovorafenib’s use in such larger number of patients will be consistent with the results from our clinical studies.

Tovorafenib (DAY101) has been administered only to a limited number of patients in clinical studies. While the FDA accepted our NDA and granted priority review for tovorafenib (DAY101), we do not know whether the results when a larger number of patients are exposed to tovorafenib (DAY101), including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of tovorafenib (DAY101) that served as the basis for the FDA’s acceptance of our NDA and grant of priority review for tovorafenib (DAY101). New data relating to tovorafenib (DAY101), including from adverse events reports and our post-marketing commitments in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of tovorafenib (DAY101) from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing tovorafenib (DAY101)’s marketing applications for additional indications and/or in other jurisdictions, or impose post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

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

Furthermore, we do not control the design or administration of investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials, and the investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing authorization from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-sponsored trials are inconsistent with, or different from, the results of our planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing authorization of our product candidates. While investigator-sponsored initiated trials could be useful to inform our own clinical development efforts, we do not control the data or timing of data releases for investigator-sponsored trials, and there is no guarantee that we will be able to use the data from these trials to form the basis for marketing authorization of our product candidates.

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

Our inability to enroll and maintain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials or clinical programs altogether. There may be competing trials, as well as the limited bandwidth of pediatric oncology institutions for running trials, which can lead to the prioritization of certain trials, resulting in delays in our clinical trials. In addition, because our product candidates are initially targeted to pediatric populations, we may face additional challenges. For example, parents may be reluctant to enroll their children in our clinical trials or may decide to withdraw their children from our clinical trials to pursue other therapies.

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

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize, including tovorafenib (DAY101), may compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of competing product candidates are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are developing, or may in the future develop, product candidates. In addition, our product candidates may need to compete with drugs that are prescribed off-label to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our product candidates.

We also compete with these organizations to recruit and retain qualified scientific, management and sales and commercial and marketing personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Our potential commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than tovorafenib (DAY101) or our other product candidates. Even if the product candidates we develop achieve marketing authorization, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.

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

We plan to seek approval of tovorafenib (DAY101) as a treatment of both front-line and relapsed/progressive pLGG. In October 2023, the FDA accepted our NDA and granted priority review for tovorafenib (DAY101) as a monotherapy in relapsed or progressive pLGG. However, there is no guarantee that our product candidates would be approved for either line of treatment, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

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

Our product candidates, including tovorafenib (DAY101), may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success.

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

With respect to tovorafenib (DAY101) specifically, successful commercialization will depend on whether and to what extent physicians and pharmacies, over whom we have no control, determine to utilize tovorafenib (DAY101) at the price we have selected. Tovorafenib (DAY101) would be made available to patients. Because of this, it is particularly difficult to estimate tovorafenib (DAY101)’s market potential and how physicians, payors and patients will respond to the pricing of tovorafenib (DAY101).

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

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates, including tovorafenib (DAY101), that receive marketing authorization will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors, as patients who are prescribed medicine for the treatment of their condition generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Further, coverage and adequate reimbursement from governmental healthcare programs such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing authorization. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing authorization.

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

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific products on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We plan to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. Moreover, third-party payor coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

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

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing, commercializing tovorafenib (DAY101) and any future products and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to advancing our product candidates into clinical trials or marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition.

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

FDA approval of an NDA is not guaranteed, and the review and approval process is an expensive and uncertain process, over which the FDA has substantial discretion, that may take several years. The number and types of preclinical studies and clinical trials that will be required for NDA approval vary depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA marketing authorization process and will be commercialized. The FDA approved our NDA and granted priority review for tovorafenib (DAY101) as a monotherapy in relapsed or progressive pLGG. However, there can be no assurance that any of our product candidates will receive marketing authorization in the United States or in other jurisdictions. Additionally, in connection with the FDA’s approval of tovorafenib (DAY101) for market authorization, if granted, we may be subject to certain approval requirements or other post-marketing commitments. If we fail to comply with such requirements or if the results of our clinical trials are negative, the FDA could withdraw approval, add warnings or narrow the approved indication in the product label.

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

We have not yet obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our clinical product candidates. Furthermore, even if we receive FDA approval, there is no assurance that we will receive similar approval from comparable regulatory authorities in foreign jurisdictions, which may limit our addressable market and could adversely affect our business, prospects, financial condition and results of operations.

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

FDA has several expedited programs, including Fast Track, Priority Review, Breakthrough Therapy, and Accelerated Approval, which are authorized by the Federal Food, Drug and Cosmetic Act, or FD&C Act, and implemented pursuant to FDA regulations and guidance. None of these programs change the standard for FDA approval of a pharmaceutical product. We still must demonstrate substantial evidence of effectiveness and an acceptable safety profile to obtain marketing authorization. In October 2023, the FDA accepted our NDA and granted priority review for tovorafenib (DAY101) as a monotherapy in relapsed or progressive PLGG. We may seek to avail ourselves of priority review with respect to one or more of our product candidates in the future or of another of the FDA’s expedited programs.

For example, we may seek Fast Track Designation for one or more of our product candidates.

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

In October 2023, the FDA accepted our NDA and granted priority review for tovorafenib (DAY101) as a monotherapy in relapsed or progressive pLGG. We may seek Priority Review of one or more of our other applications for marketing authorization, or we may receive Priority Review as part of other designations we may seek for one or more of our other product candidates. FDA may grant Priority Review to an application if an application is for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. FDA may also grant Priority Review to supplements that propose a labeling change pursuant to a report on a pediatric study under Section 505A of the FD&C Act. Additionally, FDA may grant Priority Review to any application or supplement for a drug submitted with a priority review voucher. We cannot assure you that FDA would decide to grant Priority Review of any of our product candidates.

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

Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. Although the voucher can be sold or transferred to third parties, there is no guarantee that we will be able to receive such voucher or realize any value if we receive and were to sell the voucher.

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

Even if marketing authorization of a product candidate, such as tovorafenib (DAY101), is granted, an approved product and the marketing authorization holder are subject to ongoing regulation by FDA and other regulators. Regulators may impose post-marketing requirements and elicit post-marketing commitments, which may be onerous and subject us to ongoing review and extensive regulation. For example, FDA may request or require post-marketing clinical studies, enhanced pharmacovigilance programs, additional reporting requirements, and other obligations at the time of approval or after approval. FDA also may impose a REMS under Section 505-1 of the FD&C Act in order to ensure that the benefits of our product candidates outweigh their risks. Additionally, either at the time or approval or after approval, FDA could invoke its authority under Section 505(o) of the FD&C Act and require costly post-marketing safety studies, including clinical trials, and/or epidemiologic surveillance to monitor the safety of our approved products in order to assess a known risk related to the product, assess signals of serious risks related to the product, or identify an unexpected serious risk when available data indicates the potential for a serious risk.

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

Any product candidate for which we obtain marketing authorization, including tovorafenib (DAY101), will be subject to ongoing enforcement of post-marketing requirements by regulatory agencies, and we could be subject to substantial penalties, including withdrawal of our product from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing authorization, such as tovorafenib (DAY101), along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

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
•
voluntary or mandatory recall of products;
•
fines, restitution or disgorgement of profits or revenues;
•
suspension or withdrawal of marketing authorizations;
•
damage to relationships with any potential collaborators;
•
unfavorable media coverage and damage to our reputation;
•
refusal to permit the import or export of our products;
•
product seizure; or
•
injunctions or the imposition of civil or criminal penalties.

Non-compliance by us or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties. Further, if any of these actions were to occur, we may have to discontinue the commercialization of our product candidates, including tovorafenib (DAY101), limit our sales and marketing efforts, conduct further post-approval studies, and/or discontinue or change any other ongoing clinical studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

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

The manufacture of pharmaceutical products, including our product candidates, such as tovorafenib (DAY101), is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

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

We entered into a manufacturing and supply agreement with Quotient for drug manufacturing of tovorafenib (DAY101) and a packaging agreement with Sharp Corporation, or Sharp, for the packaging and serialization of tovorafenib (DAY101). Supply chain issues, such as those related to certain packaging material, may negatively impact our ability to package and deliver product candidates if not managed effectively. Moreover, if any of our existing or future contract manufacturers or suppliers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, which could negatively impact our results of operations and business.

We may be unable to enter into additional agreements with third-party manufacturers or suppliers or do so on favorable terms. Our anticipated reliance on a limited number of third party-manufacturers or suppliers exposes us to the following risks:

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

We rely on a limited number of suppliers, some of whom are our sole source for certain materials, and some of whom are based in foreign jurisdictions. Our small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, including inflation and changes in interest rates, turmoil in the global banking system, government shutdowns, uncertainty with respect to the federal budget, natural disasters, fire, acts of terrorism, pandemics, including the COVID-19 pandemic, or other catastrophic events. Further, in the case of materials for which we have a sole supplier, even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions, which may adversely affect our business and results of operations.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific, medical and commercial personnel. We are highly dependent on the development and management expertise of Jeremy Bender, Ph.D., M.B.A., our Chief Executive Officer, Samuel Blackman, M.D., Ph.D., our Head of Research and Development, as well as the other members of our management team, other key employees and advisors. We currently do not maintain key person insurance on these individuals. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, clinical, regulatory, manufacturing, commercial and management skills and experience.

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

We had 133 full-time employees as of September 30, 2023. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing authorization, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The increase of “work from home” in recent years has generally increased the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the increase of remote work to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants, and other third-party partners, or inappropriate disclosure of confidential, sensitive, or proprietary information, we could incur liability and reputational damage and the further development and commercialization of tovorafenib (DAY101), pimasertib, or any future product candidates could be delayed. Any breach, loss or compromise of proprietary, sensitive, or confidential information may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. For example, the California Consumer Privacy Act of 2018, or the CCPA, as amended by the California Privacy Rights Act, or the CPRA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences.

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

Washington state recently passed the My Health My Data Act, which is focused on the collection of consumer health data. The My Health My Data Act has a broader scope than HIPAA and includes a private right of action. There may be substantial regulatory action and litigation associated with this Act once it becomes effective.

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

Even if they are unchallenged, our patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, even if we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention if the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business. Certain regulatory exclusivities may be available, however, the scope of such regulatory exclusivities is subject to change and may not provide us with adequate and continuing protection sufficient to exclude others from commercializing products similar to our product candidates.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, and inter partes review, or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could jeopardize patent term adjustment or otherwise reduce patent term, reduce the scope of, or invalidate or render unenforceable, our patent rights, or allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Moreover, our patents or the patents of our licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Although no third party has asserted a claim of patent infringement against us as of September 30, 2023, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. The Federal Circuit recently issued a decision that involves the interaction of patent term adjustment, or PTA, terminal disclaimers, and obviousness-type double patenting. This decision creates uncertainty to the patent terms of certain U.S. patents that share the same priority claim where one expires later than another due to accrued PTA. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future.

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

For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Additionally, we are closely monitoring the unfolding events of the armed conflict in Israel which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business and results of operations. However, should these conflicts worsen or intensify, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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
•
changes in general market and economic conditions, such as due to rising interest rates, inflation, recent turmoil in the global banking system, government shutdowns, uncertainty with respect to the federal budget, global regional conflicts and public health epidemics, such as the COVID-19 pandemic;
•
business development activities, such as additional program in-licensing, which could result in up-front payments or increased development expenses; and
•
cybersecurity incidents.

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
•
general economic, industry and market conditions, including rising interest rates, inflation and the recent turmoil in the global banking system, government shutdowns and uncertainty with respect to the federal budget, many of which are beyond our control;
•
other events or factors, including those resulting from global pandemics, such as the COVID-19 pandemic, or war, incidents of terrorism or responses to these events, including global regional conflicts; and
•
cybersecurity incidents.

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

The holders of an aggregate of 87,042,933 shares of our outstanding common stock as of September 30, 2023 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of September 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 42% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation, as well as the possibility of a recession or further economic downturn. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, Silicon Valley Bank, or SVB, one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures and continued instability in the global banking system may adversely impact our business and financial condition. Likewise, the capital and credit markets may be adversely affected by global regional conflicts, and the possibility of wider or additional global conflicts, global sanctions imposed in response thereto or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: November 6, 2023	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President Principal Executive Officer

Date: November 6, 2023	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer