Form 10-K
period 2023-12-31
Day One Biopharmaceuticals, Inc.
filed 2024-02-26
CIK 1845337

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2023, was approximately $758.5 million.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2024 was 87,384,856.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, potential therapeutic benefits and economic value of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the potential impact of global business or macroeconomic conditions, including as a result of inflation, changing interest rates, cybersecurity incidents, potential instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto and global regional conflicts on our operations and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and other similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for people of all ages with life threatening diseases. We focus our initial clinical development efforts on pediatric patients living with cancer, a vulnerable population that has been underserved in the recent revolution in targeted therapeutics and immuno-oncology.

Our lead product candidate, tovorafenib, is an oral, brain-penetrant, highly selective type II rapidly accelerated fibrosarcoma, or RAF, kinase inhibitor. Tovorafenib has been studied in over 450 patients and has been shown to be generally well-tolerated as a monotherapy. Tovorafenib has demonstrated encouraging anti-tumor activity in pediatric and adult populations with specific genetic alterations that result in the over-activation of the mitogen-activated protein kinase, or MAPK, pathway leading to uncontrolled cell growth.

Tovorafenib was granted breakthrough therapy designation by the U.S. Food and Drug Administration, or the FDA, in August 2020 for the treatment of relapsed or refractory pediatric low-grade glioma, or pLGG, based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in patients with pLGG. Pediatric low-grade glioma is the most common brain tumor diagnosed in children. While new targeted therapeutic options have recently become available for patients with pLGG, there is no consensual standard of care and a vast majority of patients with pLGG do not yet have access to approved therapies. We received orphan drug designation for the treatment of malignant glioma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted rare pediatric disease designation to tovorafenib for treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration in July 2021.

We have initiated and fully enrolled a pivotal Phase 2 trial, or FIREFLY-1, of tovorafenib as a monotherapy for pediatric patients with relapsed or refractory LGGs harboring an activating BRAF alteration. The first patient was dosed in FIREFLY-1 in May 2021, and we completed enrollment in the registrational arm in May 2022. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients once the primary cohort completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib in patients aged six months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion.

We reported new data from the registrational arm of the Phase 2 FIREFLY-1 trial at the American Society of Clinical Oncology annual meeting in June 2023. In addition, we submitted an updated clinical study report with an additional six months of safety and efficacy data to the FDA. The data demonstrated an overall response rate, or ORR, of 67% according to the Response Assessment for Neuro-Oncology-High Grade Glioma, or RANO-HGG (primary endpoint of the trial), in the 69 evaluable patients, comprising 12 confirmed complete responses, or CR, and 34 partial responses, or PR. We observed an additional 18 patients with a best response of stable disease, or SD, resulting in a clinical benefit rate of 93% (CR + PR + unconfirmed PR + SD of any duration).

Additional secondary analysis and exploratory endpoint analyses included the evaluation of responses according to the Response Assessment in Pediatric Neuro-Oncology Low-Grade Glioma, or RAPNO-LGG, and to the Response Assessment in Neuro-Oncology Low-Grade Glioma, or RANO-LGG. RAPNO-LGG data demonstrated an ORR of 51% in the 76 RAPNO-LGG-evaluable patients, comprising 28 PRs and 11 minor responses, or MR. We observed an additional 23 patients with a best response of SD, resulting in a clinical benefit rate of 82% (PR + unconfirmed PR + MR + unconfirmed MR + SD of any duration).

RANO-LGG data demonstrated an ORR of 53% in the 76 RANO-LGG-evaluable patients, comprising 20 PRs and 20 MRs. We observed an additional 23 patients with a best response of SD, resulting in a clinical benefit rate of 83% (PR + unconfirmed PR + MR + unconfirmed MR + SD of any duration). Safety data, based on 137 treated patients, indicated monotherapy tovorafenib to be generally well-tolerated. The vast majority of adverse events were Grade 1 or Grade 2, with the most common side effects reported related to tovorafenib being change in hair color (76%), anemia (59%), elevated creatine phosphokinase, or CPK, (58%), fatigue (55%) and vomiting (50%).

While tumor reduction is a key objective of any anticancer treatment, tumor stabilization is equally clinically meaningful for patients with pLGG, as both decrease the risk of immediate and long-term sequels in a disease that otherwise has a reasonable survival rate. A key therapeutic goal with a chronic, often inoperable tumor such as pLGG, is to achieve at least disease stabilization over a number of years, thus preventing unreversible damages to neighboring brain structures, until the tumor enters a state of spontaneous senescence, which usually occurs in young adulthood. In this particular context of achieving tumor control over several years, targeted therapies are perceived as beneficial given the lack of approved therapies for most patients with pLGG. We completed the rolling New Drug Application, or NDA, submissions for the tablet formulation and for the powder solution formulation of tovorafenib for the treatment of patients with relapsed or refractory pLGG in September 2023. The NDAs were accepted for filing and granted priority review by the FDA in October 2023, with a Prescription Drug User Fee Act, or PDUFA, target action date of April 30, 2024. As of the date of this filing, the FDA indicated it does not plan to hold an advisory committee meeting to discuss the NDAs.

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients aged 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia and Asia, with approximately 80 sites activated.

Our second product candidate, pimasertib, is an oral, highly selective small molecule inhibitor of mitogen-activated protein kinases 1 and 2, or MEK, a well-characterized key signaling node in the MAPK pathway. Pimasertib has been studied in more than 10 Phase 1/2 clinical trials in over 850 patients with various tumor types, both as a monotherapy and in combination with standard of care therapies. Published preclinical studies indicated that pimasertib has higher central nervous system penetration than other MEK inhibitors.

We initiated an open-label, multicenter, Phase 1b/2a umbrella master trial, or FIRELIGHT-1, of tovorafenib as a monotherapy or in combination, which consists of two substudies. Substudy 1 is a Phase 2a trial of tovorafenib as a monotherapy in patients 12 years and older with relapsed, progressive, or refractory solid tumors harboring a MAPK pathway alteration. Despite observing responses with a generally well tolerated therapy, a limited duration of response in this rare patient population was observed. We decided in November 2023 to discontinue this monotherapy substudy and re-direct resources to other programs. Results from the substudy will be shared for presentation or publication after the final dataset becomes available. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib and pimasertib in patients 12 years and older with various MAPK-altered solid tumors. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, tumors with BRAF wild-type fusions, and tumors driven by KRAS alterations. In addition, some pediatric tumors may also benefit from a synergistic inhibition on the MAPK pathway. The first patient was dosed in May 2022 and patients are currently actively recruited in the combination dose-selection portion of the substudy. We anticipate defining a recommended phase 2 dose and schedule for use in the expansion cohorts within specific patient populations in the second half of 2024.

In August 2023, we entered into a research collaboration and license agreement, or the Sprint License Agreement, with Sprint Bioscience AB, or Sprint, a Swedish corporation located in Huddinge, Sweden. Under the Sprint License Agreement, Sprint granted to us an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of Vaccinia Related Kinase 1, or VRK1.VRK1 is a novel target involved in the regulation of cell division and DNA damage repair. Over-expression of VRK1 is linked to poor prognosis in a variety of adult and pediatric cancers, and VRK1 has been identified as a synthetic lethal target in tumors where expression of its paralog, VRK2, is lost. Silencing of VRK2 expression via promoter methylation has been noted in most high-grade gliomas and high-risk neuroblastomas, providing a concrete approach for selecting patients with tumors sensitive to VRK1 inhibition. Preclinical research activities to advance the VRK1 program are ongoing.

We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive worldwide rights to tovorafenib and to pimasertib for all therapeutic areas subject to certain milestone and royalty payments.

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

In addition, the generation of large-scale molecular profiling datasets necessary to define addressable subpopulations in pediatric oncology has occurred relatively recently. Advances in our understanding of pediatric cancer biology have revealed patient populations with druggable genetic alterations. Our management team, which has significant pediatric oncology and rare diseases drug development experience, believes targeted therapies, such as tovorafenib, have the potential to be studied in children sooner in order to address the large unmet need in pediatric cancers where new agents that address the specific genetic drivers of a tumor can meaningfully improve long-term prognosis.

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

Our Pipeline

Product Candidate	Indication	Preclinical	Phase 1	Phase 2	Phase 3	Recent & Anticipated Milestones
Tovorafenib (DAY101) Type II RAF Inhibitor • FDA Breakthrough Therapy Designation for relapsed pLGG • FDA Rare Pediatric Disease Designation (PRV Eligible) for pLGG • FDA Orphan Drug Designation for malignant glioma • EC Orphan Designation for glioma	*BRAF*-altered Relapsed pLGG	FIREFLY-1[*] (pivotal)				**FDA acceptance of NDA:** October 2023 **PDUFA target action date:** April 30, 2024 **Data published in *Nature Medicine*:** November 2023
	Frontline *RAF*-altered pLGG	FIREFLY-2 (pivotal)				**First patient dosed:** March 2023
Pimasertib MEK 1/2 Inhibitor	*MAPK*-altered solid tumors[†] (Combo w/ tovorafenib)	FIREFLIGHT-1[††]				**Recommended Phase 2 dose & schedule expected:** 2H 2024
VRK1 Program[§] VRK1 Inhibitor	Pediatric and adult cancers					**In-licensed:** August 2023

[*] FIREFLY-1 Arm 1 expected to support registration. [†] Pimasertib Phase 1 dose escalation and expansion trial previously completed. [††] Includes patients ≥12 years of age. [§] Research collaboration and license agreement with Sprint Bioscience AB for exclusive worldwide rights to a research-stage program targeting VRK1. pLGG, pediatric low-grade glioma.
Tovorafenib and Pimasertib are investigational products. Safety and efficacy have not been established by any health authority.

Day One BIOPHARMACEUTICALS

Our lead product candidate, tovorafenib, is an oral, brain-penetrant, highly selective type II RAF kinase inhibitor that inhibits both monomeric and dimeric RAF kinase. Approved BRAF products such as vemurafenib and encorafenib are referred to as type I RAF inhibitors, which only inhibit RAF monomers and are therefore limited to use in BRAF V600-altered tumors. Unlike type I RAF inhibitors, tovorafenib has not been shown to cause paradoxical activation in RAF wild-type cells at clinically active doses – a phenomenon wherein undesired increases in MAPK signaling can lead to renewed tumor growth. Tovorafenib’s inhibition of both RAF monomers and dimers broadens its potential clinical application to treat an array of RAS- or RAF-altered solid tumors. Furthermore, studies have shown tovorafenib has higher brain penetration, distribution and exposure in comparison to other MAPK pathway inhibitors. Taken together, we believe that tovorafenib has the potential to be a high-impact targeted therapeutic in pLGG, where over half of pLGGs are driven by abnormal signaling due to RAF alterations.

This rationale served as the basis on which researchers at Dana-Farber Cancer Institute initiated the development of tovorafenib in pLGG. In a Phase 1 dose-escalation study, nine pediatric patients (<18 years of age) with relapsed pLGG were treated with tovorafenib. Of the eight patients with RAF fusions, two achieved a complete response by Response Assessment for Neuro-Oncology, or RANO, criteria, three had a partial response, two achieved prolonged stable disease, and one experienced progressive disease as assessed by an independent radiographic review. The median time to achieve a response was 10.5 weeks, which was a notable observation given pLGG is an indolent, slow-growing tumor. In addition to the rapid anti-tumor activity observed, tovorafenib was also well-tolerated, which is important for achieving and maintaining long-term, durable responses in these patients. Based on these results, tovorafenib has been granted breakthrough therapy designation by the FDA for the treatment of pediatric patients with pLGG harboring an activating RAF alteration who require systemic therapy and who have either progressed following prior treatment or who have no satisfactory alternative treatment options. Tovorafenib received orphan drug designation for the treatment of malignant glioma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted rare pediatric disease designation to tovorafenib for treatment of LGGs harboring an activating RAF alteration in July 2021.

Our second product candidate, pimasertib, is an oral, highly selective small molecule inhibitor MEK 1 and 2, a well-characterized key signaling node in the MAPK pathway. Several MEK inhibitors have received regulatory approval for use in combination with type I RAF inhibitors in BRAF V600 mutant tumors. Preclinical experiments indicate that the potential benefit of combining a MEK inhibitor with a type II RAF inhibitor may be even greater due to the lack of the paradoxical effects of type II inhibitors on downstream signaling. Tovorafenib’s ability to selectively inhibit both RAF monomers and dimers may broaden its potential clinical application in combination with MEK inhibition in solid tumors driven by RAS alterations, non-BRAF V600 mutations and RAF fusions.

We have assembled a leadership team with a proven track record of success in building biopharmaceutical companies, and a team of drug developers with unique experience and capabilities in pediatric drug development. Our Chief Executive Officer, Jeremy Bender, Ph.D., M.B.A., brings more than 15 years of biopharmaceutical leadership experience to the company. He previously served as Vice President of Corporate Development at Gilead Sciences, Inc. where he led the team responsible for Gilead’s acquisitions, partnerships, and equity investments and oversaw more than 40 transactions exceeding $10 billion in upfront deal value, including the acquisition of Forty Seven, Inc. Samuel Blackman, M.D., Ph.D., our co-founder and Head of Research and Development, is a physician-scientist trained in pediatric hematology/oncology and neuro-oncology, and has led the early clinical development of more than ten novel cancer therapeutics and was responsible for the pediatric development of dabrafenib, resulting in the first industry-sponsored pediatric oncology “basket trial.” Charles York II, our Chief Operating and Financial Officer, previously served as Chief Financial Officer and Head of Corporate Development at Aeglea BioTherapeutics, Inc., now Spyre Therapeutics, Inc., and has more than 20 years of strategic capital formation and leadership experience. Lauren Merendino, our Chief Commercial Officer, previously led the successful launches of two products across three indications in her most recent role as Chief Commercial Officer at Myovant Sciences Ltd., now Sumitovant Biopharma Ltd., and is a seasoned commercial leader with over 25 years of pharmaceutical & biotech leadership with expertise in building and leading commercial teams and a record of successful product launches. Davy Chiodin, PharmD, our Chief Development Officer, has over 15 years of experience in both adult and pediatric oncology drug development, including the development of acalabrutinib at Acerta Pharma B.V., now AstraZeneca, and served as Global Regulatory Leader, Pediatric Oncology, at Roche/Genentech. Elly Barry, M.D., our Chief Medical Officer, mostly recently was Head of Clinical Development at our Company where she played an integral role in the execution of our Company’s clinical programs. Prior to joining our Company in 2021, Dr. Barry was Global Clinical Lead for Pediatric Oncology at Pfizer, as well as Head of Pfizer’s Pediatric Oncology Leadership Team where she oversaw multiple oncology clinical programs. Mike Preigh, Ph.D., our Chief of Technology Operations, has over 25 years of experience in product development including serving as the Head of CMC at Array BioPharma Inc., now Pfizer, Inc., for over 10 years, filing over 20 Investigational New Drug Applications, or INDs, and supporting the development of marketed drugs including binimetinib and tucatinib. Adam Dubow, our General Counsel and Chief Compliance Officer, has over 20 years of industry experience, most recently serving as Chief Compliance and Ethics Officer at Bristol Myers Squibb Company in various legal and policy roles in the United States, Asia and Europe. Jaa Roberson, our Chief People Officer, has 20 years of human resources experience across the biopharma, health insurance, and retail industries. She previously served as Head of Human Resources for Bellicum Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company focused on cellular immuno-oncology.

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

•
Advance our lead product candidate, tovorafenib, through clinical development towards regulatory approval in pLGG. We have demonstrated clinical proof-of-concept of tovorafenib in pediatric patients for cancers that harbor genetic alterations in RAF. Oral, once-weekly dosed tovorafenib was also well-tolerated in the Phase 1 trial in pLGG, which is important for achieving and maintaining long-term, durable responses in these patients. Further, tovorafenib received FDA breakthrough therapy designation for the treatment of pediatric patients with pLGG harboring an activating RAF alteration who require systemic therapy and who have either progressed following prior treatment or who have no satisfactory alternative treatment options. Tovorafenib also received orphan drug designation from the FDA for the treatment of malignant glioma. We are currently conducting a pivotal Phase 2 FIREFLY-1 trial of tovorafenib as a monotherapy for pediatric patients with relapsed or refractory pLGG harboring an activating BRAF alteration. We dosed the first patient in FIREFLY-1 in May 2021 and we completed enrollment in the registrational arm in May 2022. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients now that the primary cohort has completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib in patients aged six months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion. We reported initial data from an interim analysis from this trial in June 2022 and top-line data for all patients in January 2023. We reported new data from the registrational arm of the Phase 2 FIREFLY-1 trial at the American Society of Clinical Oncology annual meeting in June 2023 and selected analysis at the annual meeting of the Society of Neuro-Oncology in November 2023. We initiated a pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a front-line therapy in patients with pLGG in the second quarter of 2022. The first patient was dosed in FIREFLY-2 in March 2023.
•
Maximize the therapeutic potential for tovorafenib by targeting other tumors with various unaddressed MAPK alterations, including in adults, both as a monotherapy and in combination with our second product candidate, pimasertib. Tovorafenib has been dosed in over 325 patients in two adult Phase 1 open-label clinical trials—one trial investigating tovorafenib in monotherapy, and another in combination with other anti-cancer drugs. In both clinical trials, signs of early clinical responses emerged. Additionally, simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic anti-tumor activity. We have initiated an open-label, multicenter, Phase 1b/2a FIRELIGHT-1 umbrella master trial of tovorafenib monotherapy or combination therapy, which consists of two substudies. Substudy 1 is a Phase 2 clinical trial of tovorafenib as monotherapy in patients 12 years and older with RAF–altered tumors; the first patient was dosed in November 2021. The substudy was closed in November 2023 due to the rarity of eligible patients and the limited duration of responses observed in enrolled patients. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib and pimasertib in patients 12 years and older with various MAPK-altered solid tumors; the first patient was dosed in May 2022. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, tumors with BRAF wild-type fusions, and tumors driven by KRAS alterations.
•
Deploy our differentiated and proven business development expertise to further expand our targeted oncology pipeline for patients with large unmet medical needs. Our team has diverse backgrounds—from academia and drug research and development, to biopharmaceutical industry and business development experience. We have a proven track record of identifying and acquiring drug candidates and programs with potentially significant commercial opportunities, including successfully in-licensing our current drug candidates, tovorafenib from Takeda, pimasertib from Merck KGaA, Darmstadt, Germany, and VRK1 from Sprint. We will continue to utilize our broad experience, as well as our network of trusted relationships, to source additional high-impact assets to further expand our targeted oncology pipeline.
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

Our company is uniquely positioned to deliver much-needed targeted therapeutics to pediatric oncology patients. We have extensive capabilities and experience with these patients, and our trusted relationships across all key stakeholders in the pediatric medical community enable us to effectively navigate the challenges and nuances of pediatric drug development. Key advantages that allow us to successfully identify and execute on opportunities in pediatric oncology include:

•
Aggregation of insights from a diverse group of key stakeholders to identify attractive development opportunities based on patient need and underlying biology. The broad scientific expertise of our team and within our trusted global network of scientific advisors, allows us to focus and identify areas of cancer biology that are relevant to children, adolescents and adults. For instance, the BRAF wild-type gene fusions that are the most common BRAF alteration in pLGG have been shown to be oncogenic in several adult solid tumor types, and may be addressable with tovorafenib as monotherapy, or in combination with a MEK inhibitor, such as pimasertib.
•
Business development opportunities enabled by key relationships and a dedication to prioritize pediatric drug development. We believe we are routinely among the first to evaluate emerging clinical and preclinical data that could underlie new drug development programs in pediatric oncology indications as a result of our deep roots and extensive network within the pediatric oncology research community. For example, we were made aware of the opportunity to in-license tovorafenib from Takeda, and were able to rapidly gain insights into the emerging data due to our relationships within the pediatric oncology investigational medicine community including but not limited to the Dana-Farber Cancer Institute, and the Pacific Pediatric Neuro-Oncology Consortium, or PNOC, and members of the Low Grade Glioma in Childhood, or LOGGIC, Consortium based at Hopp Children’s Cancer Center in Heidelberg, Germany.
•
Organizational focus on overcoming the historical challenges to executing pediatric clinical trials. We understand that clinical development in children is unique and must be approached as such. Clinical development in children is not the same as clinical development in adults and requires a deep organizational focus to address the needs of families, pediatric investigators, patient advocacy communities, and the patients. We have established trusted relationships with the pediatric oncology community globally, including major cooperative groups and disease-specific consortia, and we seek their advice on aligning our clinical development plans with the needs of the patients and their families. Our team is deeply experienced in designing modern, novel, and capital-efficient clinical development plans, as well as in obtaining early regulatory alignment on those plans—similar to an ultra-rare disease model. We believe that our submitted FIREFLY-1 dataset should offer a much needed therapeutic option for a majority of patients with relapsed pLGG whose tumor harbors a molecular alteration that is not covered by available therapies.

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

Tovorafenib

Our lead product candidate, tovorafenib, is an oral, brain-penetrant, highly selective type II RAF kinase inhibitor. Tovorafenib has been studied in over 325 patients, and as a monotherapy demonstrated good tolerability and encouraging anti-tumor activity in pediatric and adult populations with specific MAPK pathway-alterations. Tovorafenib has been granted breakthrough therapy designation by the FDA for the treatment of patients with pLGG based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in patients with pLGG. We have now fully enrolled a pivotal Phase 2 FIREFLY-1 trial of tovorafenib as a monotherapy for patients with pLGG, the most common brain tumor diagnosed in children, for which there are no approved therapies and no recognized standard of care for the majority of patients. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients now that the primary cohort has completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib in patients aged six months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion. We reported initial data from an interim analysis from this trial in June 2022 and top-line data for all patients in January 2023. We reported new data from the registrational arm of the Phase 2 FIREFLY-1 trial at the American Society of Clinical Oncology annual meeting in June 2023 and selected analysis at the annual meeting of the Society of Neuro-Oncology in November 2023. We completed the rolling NDA submissions for the tablet formulation and for the powder solution formulation of tovorafenib for the treatment of patients with relapsed or refractory pLGG in September 2023. The NDAs were accepted for filing and granted priority review by the FDA in October 2023, with a PDUFA target action date of April 30, 2024. The FDA indicated it does not plan to hold an advisory committee meeting to discuss the application.

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients aged 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia and Asia, with approximately 80 sites activated.

We are also studying tovorafenib alone in combination with other agents that target key signaling nodes in the MAPK pathway in patient populations where various RAS and RAF alterations are believed to play an important role in driving disease.

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

Tovorafenib's mechanism of action

Tovorafenib is a selective, small molecule RAF inhibitor that can block the activity of multiple forms of RAF including wild-type RAF, BRAF and CRAF fusion proteins, and variants that function as dimers (Class II mutations), as well as variants such as BRAF V600E and non-V600E mutations that function as monomers (Class I mutations). Tovorafenib is known as a type II RAF inhibitor as it’s designed to inhibit both monomeric and dimeric RAF kinase. Tovorafenib's inhibition of both RAF monomers and dimers broadens its potential clinical application to treat an array of RAF-altered tumors.

Figure 3. Signaling pathways in different classes of BRAF mutations. BRAF V600 mutations (Class I) are independent of RAS signaling and work as monomers. BRAF non-V600 Class II mutations are also independent of RAS but signal as constitutive dimers. The Class II mutations include BRAF wild-type fusions. Non-V600 Class III BRAF mutations have low or no kinase activity and depend on RAS activation acting as amplifiers of the RAS signaling pathway. Tovorafenib inhibits Class I and Class II RAF alterations, including BRAF wild-type fusions and non-V600E/K variations. Modified from Fontana and Valeri, Clinical Cancer Research, 2019.

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

Most patients with pLGG requiring initial systemic therapy are treated with combination chemotherapy such as carboplatin and vincristine or, in certain countries, vinblastine as a single-agent. Results from the largest randomized Phase 3 study for children with newly diagnosed pLGG showed a 5-year event-free survival of 47% for vincristine/carboplatin. Outcomes for a subgroup of patients with pLGG not associated with neurofibromatosis, which included those with BRAF alterations, were inferior, showing a 5-year event-free survival of 39%. Of note, the overall response rate to chemotherapy in newly diagnosed patients with pLGG was 30%-35%. In addition to chemotherapy’s efficacy limitations, treatment-related morbidity was significant, with more than 95% of patients having experienced at least one Grade 3 or Grade 4 adverse event. A number of therapies targeting pathway have been assessed in tumor types harboring molecular alteration on the MAPK pathway, including BRAF and MEK, as further discussed below. While some of these agents have been approved for the treatment of tumors harboring BRAF V600 mutation including in children with pLGG, there is no consensual standard-of-care therapy for patients whose tumors progress following the failure of these chemotherapy regiment or targeted therapies.

Because many pLGGs undergo senescence when patient ages reach their 20s, the goal of therapy is to maximize tumor control while minimizing treatment-associated toxicities from surgery, chemotherapy, and radiation. As a result, a large number of patients with pLGG will undergo multiple lines of systemic therapy over the course of their disease.

Based on incidence results published in academic journals, we estimate that approximately 1,100 patients under the age of 25 are newly diagnosed with BRAF-altered pLGG every year. We estimate that the SEER prevalence, as of January 1, 2017, in the United States for BRAF-altered patients with pLGG under the age of 25 to be 26,000. The estimated addressable pool of recurrent, progressive, or refractory patients with pLGG for tovorafenib is approximately between 2,000 to 3,000 per year at steady state.

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

With the exception of the combination of dabrafenib-trametinib for patients >6 years of age with relapsed/progressive tumors bearing a BRAF V600E/K mutation, there have been no agents approved for use in this population and as such, are only available via clinical trials or off-label prescription. Off-label use, while common in the pediatric oncology setting, is recognized to be an inferior approach as it exposes children to potential risks without the associated safeguards that accompany comprehensive clinical development activities, such as long-term safety monitoring and pharmacovigilance activities. We believe that the intentional development of a specifically-targeted, brain-penetrant therapy for pLGG is essential to improve outcomes for these patients, particularly those with BRAF fusions, and patients with BRAF V600E mutations who are either <6 years of age or who have progressed on, or cannot tolerate, combined Type I RAF/MEK inhibition.

Clinical trial results for pLGG

Tovorafenib is currently being evaluated in an ongoing investigator-initiated, multi-center study (PNOC014, NCT03429803) in patients with relapsed or refractory gliomas (high- and low-grade) and other tumors that is being conducted by Dana-Farber Cancer Institute in collaboration with PNOC. The trial remains open but is closed to new patient accrual. As of June 2023, a total of 44 patients had been enrolled in Part B of this Phase 1 dose-escalation trial (9 patients in Part A, 35 patients in Part B), which was conducted at multiple institutions within the PNOC network. Once-weekly tovorafenib at doses as high as 420 mg/m2/week were well-tolerated in patients ≥ 1.5m2, while doses as high as 530 mg/m2/week were found to be well-tolerated in patients < 1.5m2. Data was presented at the 2022 Society for Neuro-Oncology meeting for the 35 patients studied in Part B. For this group, there were two complete responses, seven partial responses, fifteen patients with stable disease and eight patients who had progressive disease. There were six dose limiting toxicities, all at 530 mg/m2/week, all Grade 3, and five known side effects (two fatigue, three rash, one menorrhagia).

As shown in Figure 5 below, the Phase 1 trial, which initially started in February 2018, was designed to determine maximum tolerated dose, or MTD, in pediatric patients. Part A of this trial was an initial dose-escalation of tovorafenib as monotherapy that utilized a 3+3 design. The starting dose of 280 mg/m2 was 80% of the adult recommended phase 2 dose, or RP2D, of 600 mg orally once weekly, adjusted for body surface area. Patients enrolled in this trial were treated for a period of up to two years. The trial was amended in December 2019 to continue dose escalation, using an adaptive design, until either dose limiting toxicities, or DLTs, or the MTD was observed.

Figure 4. Design of the Phase 1 trial of tovorafenib in pLGG.

Tovorafenib was studied in a Phase 1 investigator-initiated trial (PNOC014; NCT03429803) in which it was administered once weekly as oral immediate release tablets to patients with relapsed or refractory tumors with LGGs and other RAS/RAF/MEK/ERK pathway-activated tumors. Data from Part A of this study was presented in November 2020 in which tovorafenib was evaluated at three different dose levels: 280 mg/m2, 350 mg/m2, and 420 mg/m2, with three patients at each dose level. Tovorafenib was well tolerated at all doses tested with no dose reductions or interruptions in patients receiving doses of 420 mg/m2 or below. None of these patients experienced a DLT. The vast majority of treatment emergent adverse events, or TEAEs, were Grade 1 or 2. No ophthalmologic or cardiac adverse events were observed. The most frequently reported TEAEs across all dose cohorts in Part A were all Grade 1 or 2 in severity and included rash (89%), graying of the hair (achromotrichia) (78%), moles (nevus) (78%), anemia (67%), and itching (pruritis) (67%). One patient experienced a single Grade 3 adverse event (increased creatinine phosphokinase), and there were no Grade 4 adverse events reported. These side effects were found to be reversible and manageable.

While 420 mg/m2 was initially considered the RP2D because of anti-tumor activity observed at all dose levels in Part A, dose escalation was continued in Part B of this study an attempt to determine a MTD. Upon resumption of the dose-escalation portion in Part B of this trial, the dose escalation was split between two subgroups, based on body surface area, to account for the possibility that at dose levels of 530mg/m2 or higher there might be larger children that may exceed the adult MTD at a given dose level, while smaller children may not. Data from Part B of this study was presented in November of 2022. Thirty-five additional patients were enrolled in Part B PNOC014: 21 patients with gliomas bearing a KIAA1549:BRAF fusion, nine patients with tumors bearing a BRAFV600E mutation, four with a novel RAF- and one with an FGFR1-altered tumor. Histologically, the cohort included 30 LGGs, four high grade gliomas and one soft tissue sarcoma. There were six DLTs: three in each body surface area, or BSA, subgroup, all at 530 mg/m2/dose, all Grade 3, and five known side effects (two fatigue, three rash, one menorrhagia). Across these 35 patients, oral weekly tovorafenib was well tolerated. While the TITE-BOIN continuous reassessment model recommended 530 mg/m2/dose per os, or PO, weekly for patients with BSA < 1.5m2 and 420 mg/m2/dose PO weekly for patients with BSA >1.5m2, the probability of a DLT for patients with a BSA < 1.5m2 was found to be nearly 20%. As such, 420 mg/m2/dose PO weekly was selected as the dose for the pivotal Phase 2 FIREFLY-1 and pivotal Phase 3 FIREFLY-2 studies.

Overall, data from the now-completed Part A, where the patients received up to two years of continuous treatment, supported by data from Part B, indicate that the tolerability profile of tovorafenib at 420mg/m2 supports the potential for chronic long-term usage of tovorafenib.

A standard objective measure of efficacy accepted by the FDA for brain tumors is a set of radiographic measurement criteria called RANO. RANO criteria take into account various measures of tumor dimensions to track response to therapy or disease progression. Data from patients in Part A of PNOC014 were reviewed by an independent neuro-radiologist using RANO criteria. Eight of the nine patients had a pLGG with a RAF fusion (seven with a KIAA1549-BRAF fusion and one with an SRGAP3-CRAF fusion), while one patient had a loss-of-function mutation in the gene for neurofibromatosis 1, or NF1. As seen in Figure 6 below, five of the eight patients with a RAF fusion had either a complete response or a partial response per RANO criteria, defined as 50% decrease, compared with baseline; the sum of products of perpendicular diameters of all measurable enhancing lesions sustained for at least 4 weeks. Two of eight patients with a RAF fusion had prolonged stable disease. One patient with a RAF fusion did not respond to tovorafenib. The one patient with an NF1-associated pLGG did not respond to tovorafenib. Radiologic responses using exploratory imaging measures such as volumetric image analysis or the recently published, but clinically unvalidated, Response Assessment for Pediatric Neuro-Oncology, or RAPNO, Criteria, we believe were largely consistent with the RANO scores.

Figure 5. Five of nine patients in the tovorafenib Phase 1 trial in pLGG had a complete (100% reduction) or partial response (>50% reduction in the bi-dimensional measurement of the tumor).

In addition to evaluating responses on-treatment, target lesions were identified in each patient during screening and baseline growth kinetics calculated from prior radiologic images. For eight of the nine patients, there was a documented history of tumor growth prior to trial enrollment. As shown in Figure 7, shrinkage in lesion size was observed in six of nine patients in the first radiologic images obtained after initiation of tovorafenib dosing. The median time to response was 10.5 weeks, which is a notable observation given pLGG is an indolent, slow-growing tumor. Two patients achieved a complete response that was maintained throughout the dosing period of up to two years. Three patients had a partial response, two achieved prolonged stable disease, and two did not achieve a response. The trial allowed for treatment for maximum duration of two years.

Figure 6. Individual patient responses in the tovorafenib Phase 1 trial in pLGG.

Based on the results from Part A of PNOC014, tovorafenib was granted breakthrough therapy designation by the FDA for the treatment of pediatric patients with pLGG harboring an activating RAF alteration who require systemic therapy and who have either progressed following prior treatment or who have no satisfactory alternative treatment options. Tovorafenib also received orphan drug designation from the FDA for the treatment of malignant glioma.

Clinical development plan for pLGG

We have completed enrollment of a pivotal Phase 2 FIREFLY-1 trial of tovorafenib in pediatric patients aged six months to 25 years with relapsed or refractory pLGGs harboring an activating BRAF alteration, such as a KIAA1549-BRAF fusion or a BRAF activating mutation, such as V600E. This is an open-label, global registrational, single-arm trial of oral tovorafenib administered once weekly at a dose of 420 mg/m2. Patients are allowed to continue on tovorafenib until radiographic evidence of disease progression by RANO criteria as determined by treating investigator, unacceptable toxicity, patient withdrawal of consent, or death. The first patient was dosed in FIREFLY-1 in May 2021 and we completed enrollment in the registrational arm in May 2022. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients now that the primary cohort has completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib in patients aged six months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion. This trial has generated a dataset that, in combination with the existing safety database, serves as the basis for regulatory approval. The primary endpoint is overall response rate, defined as the proportion of patients with best overall confirmed response rate (complete response and partial response based on the RANO criteria), as determined by independent review. Secondary and exploratory endpoints include the overall response rate based on RAPNO and volumetric analyses, event free survival, safety, functional outcomes, and quality of life measures.

Figure 7. Design of the Phase 2 trial of tovorafenib in pLGG.

Tovorafenib is currently dosed as immediate-release tablets. We have developed a pediatric formulation suitable for oral dosing of children as young as six months of age and have dosed patients with this pediatric formulation in our pivotal Phase 2 FIREFLY-1 trial.

Comprehensive genomic profiling of newly diagnosed or recurrent/progressive pLGG is standard practice within pediatric neuro-oncology programs across the United States, either utilizing CLIA/College of American Pathologists, or CAP, accredited hospital laboratories or third-party commercial vendors. In addition, the 2021 revision of the WHO Classification of Tumors of the Central Nervous System now includes assessment of BRAF mutation or fusion status as part of the diagnosis of LGGs. As a result, we expect that the vast majority of both patients with newly diagnosed and relapsed pLGG harboring a BRAF alteration will be identified. The technology platforms and solutions for the identification of the BRAF V600E mutation and BRAF wild-type fusions currently in use by individual investigators will be used to meet the clinical trial enrollment criteria, while we continue to work with regulatory authorities to ensure that any requirement for a companion diagnostic assay or device are met, for which we have entered into a collaboration with Foundation Medicine, Inc. to develop.

We have initiated a pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a front-line therapy in pLGG. The first patient was dosed in March 2023. We believe that treating patients before they have undergone multiple rounds of toxic chemotherapy has the potential to both improve the efficacy of tovorafenib and reduce the overall burden of therapy and associated toxicities associated with the use of currently-employed cytotoxic agents.

Figure 8. Design of the Phase 3 trial of tovorafenib in pLGG.

Potential market opportunity for tovorafenib in pLGG

Brain tumors are the most frequently occurring solid tumors in children. While pLGG is the most common brain tumor diagnosed, representing approximately 30% of all childhood brain tumors, the annual estimated incidence of pLGG is 1.3 to 2.1 per 100,000 in the United States. Given the incidence of this disease, our team recognized the market opportunity for developing tovorafenib in this patient population based on the following rationale:

•
Potential for tovorafenib, a type-II RAF inhibitor, to be a high-impact targeted therapeutic in pLGG where approximately 70% of tumors are BRAF-altered pLGG in the United States.
•
Premium reimbursement precedents for high impact therapeutics in rare diseases, oncology and pediatrics.
•
Chronic duration of treatment required over many years to address these slow-growing and relentless tumors.
•
High unmet medical need with limited current treatment alternatives for patients.
•
Strong value proposition for physicians, patients and families.

We believe tovorafenib, if approved, could become the standard of care for the treatment of pLGG. Due to the need for chronic administration, potentially over many years, the standard of care should be an effective, long-term therapeutic while providing a tolerability profile that minimizes long-term morbidity and treatment-associated toxicity. We believe that tovorafenib has the potential to provide long-term benefit—similar to effective therapies for more traditional chronic rare diseases—to patients with pLGG. We also believe that tovorafenib’s oral, once-weekly dosing regimen would appeal to physicians, patients and their parents.

Potential applications of tovorafenib in other MAPK-driven tumors

To expand on our initial clinical development efforts in pediatric patients, we plan to explore tovorafenib in additional indications for adolescent and adult patient populations where various MAPK pathway alterations are believed to play an important role in driving disease. This is supported by data from over 225 adult patients dosed with tovorafenib in two separate Phase 1 trials previously conducted by Takeda. These trials also informed the starting dose level and weekly dosing regimen for future clinical trials, including the ongoing pivotal Phase 2 trial in pLGG. Results from these trials demonstrated that tovorafenib was well-tolerated in patients with advanced cancers, both alone and in combination with other anti-cancer agents, but because patients were not enriched for RAF alterations expected to respond to tovorafenib monotherapy, or studied in combinations that are now known to be more likely to lead to anti-tumor activity, only modest signs of efficacy were observed.

Based on data from preclinical studies, and building on the initial data from the Takeda-led Phase 1 trials, we initiated an open-label, multicenter, Phase 1b/2a FIRELIGHT-1 umbrella master trial of tovorafenib monotherapy or combination therapy, which consisted of two substudies. Substudy 1 was a Phase 2 clinical trial of tovorafenib as monotherapy in patients 12 years and older with RAF-altered tumors; the first patient was dosed in November 2021. In November 2023, we announced that we concluded enrollment in Substudy 1 and the last patient last visit is expected to occur by June 2024. The substudy closure is expected to conclude by the end of 2024.

Substudy 2 is a Phase 1b/2 combination trial of tovorafenib and pimasertib in patients 12 years and older with various MAPK-altered solid tumors. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, and tumors driven by KRAS alterations. The first patient was dosed in May 2022 and patients are currently actively recruited in the combination dose-selection portion of the substudy. We anticipate defining a recommended phase 2 dose and schedule for use in the expansion cohorts within specific patient populations in the second half of 2024.

In the future, we may explore tovorafenib in combination with other selective inhibitors of key nodes in the MAPK signaling pathway. For example, a type II RAF inhibitor may provide synergistic benefit in combination with inhibitors of ERK or SHP2. We believe the ability of tovorafenib to inhibit multiple forms of RAF gene alterations, including wild-type RAF and RAF dimers, without triggering the liabilities of paradoxical activation observed with approved type I RAF inhibitors, enhance its profile as a potential backbone of combinations therapies designed to inhibit MAPK signaling in cancer.

Investigator-initiated trials of tovorafenib

We intend to leverage our relationships with academic investigators and pediatric oncology cooperative groups and consortia to explore the potential for tovorafenib in other rare pediatric tumor types.

A Phase 2 trial in relapsed Langerhans cell histiocytosis was initiated in March 2022 by the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research. Pending feedback from the FDA as part of a Written Request application, this study is planned as a single-arm non-randomized trial which has an estimated enrollment of 43 participants, who will be administered tovorafenib to determine overall response rate for children and young adults with recurrent or progressive Langerhans cell histiocytosis.

A second Phase 2 trial in craniopharyngioma was initiated in July 2022 by the Pacific Pediatric Neuro-Oncology Consortium. This study is a randomized multi-arm trial, which has an estimate enrollment of 56 patients, who will be administered nivolumab and tovorafenib in combination with nivolumab to assess the tolerability and efficacy of combination therapy with PD-1 (nivolumab) and pan-RAF-kinase (tovorafenib) inhibition for the treatment of children and young adults with craniopharyngioma.

Pimasertib

Pimasertib is an oral, highly selective allosteric small molecular inhibitor of MEK 1 and 2. Published preclinical studies indicated that pimasertib has higher CNS penetration than other MEK inhibitors. We obtained an exclusive license to pimasertib from Merck KGaA, Darmstadt, Germany in February 2021, and initiated a Phase 1b/2 umbrella master trial in MAPK-altered tumors in March 2022 to study the potentially beneficial combination of tovorafenib and pimasertib in patients 12 years and older. Merck KGaA, Darmstadt, Germany previously undertook extensive non-clinical and clinical development work through Phase 2, including a solid tumor trial in Japan and combinations of pimasertib with other agents. Pimasertib showed monotherapy clinical activity, including an improvement in the objective response rate and progression free survival, but not overall survival, in patients NRAS-mutant melanoma when compared to dacarbazine in a prospective randomized Phase 2 trial. The main adverse events observed during the clinical development of pimasertib were typical for other in-class allosteric MEK inhibitors, including GI-related adverse events, elevation of CPK, skin rash, and visual disturbances.

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

As shown below in Figure 9, in cancers driven by elevated RAS or RAF signaling, inhibition of MEK releases the blockade on RAS and can contribute to increased RAS-mediated signaling and pathway activation, further desensitizing the cells to MEK inhibition. MEK inhibitors given as a monotherapy have demonstrated limited anti-tumor activity in preclinical tumor models of elevated RAS or RAF signaling. Most cancers that acquire resistance to MEK inhibitor and continue to proliferate do so through reactivation of the MAPK pathway and subsequent reactivation of ERK. ERK reactivation can occur through alterations or mutations to molecules upstream of ERK in the MAPK pathway such as RAS, RAF, NF1, or MEK. One approach to circumvent the overactivation of RAS signaling in such tumor models has been to combine a RAF inhibitor with a MEK inhibitor to inhibit the pathway at two different nodes which has been shown by multiple groups to result in synergistic effects on inhibiting cell and tumor model growth.

Figure 9: Dual inhibition of BRAF and MEK is an important strategy for addressing MAPK-driven tumors.

MAPK Signaling in RAS mutant tumors
MEK inhibition induces RAS-GTP
MEK + RAF inhibition is synergistic
RTK
RTK
RTK
RASMut
RAF
RAF
MEK
ERK
RASMut
RAF
RAF
MEK
MEKi
ERK
RASMut
RAF
RAF
Type II RAFi
MEK
MEKi
ERK

Modified from Yen et al. Cancer Cell, 2018

Figure 10. Model of the proposed mechanism of induced RAF inhibitor sensitivity. Left panel: under basal conditions, the MAPK pathway has multiple feedback loops negatively regulating upstream pathway activation, including RAS-GTP levels and RAF activation, thereby ensuring optimal pathway signaling. Middle panel: upon MEK inhibitor treatment, these feedback loops are disabled resulting in RAS-GTP induction, BRAF/CRAF dimerization, and RAF kinase activation. Right panel: Combination treatment with a MEK inhibitor and a type II RAF inhibitor is expected to exhibit synergistic effects. Modified from Yen et al. Cancer Cell, 2018.

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

Figure 11. The sensitivity of Calu-6 cells to pimasertib was enhanced when cells were treated with BGB-283, a type II RAF inhibitor.

Similarly, in experiments with Calu-6 cells as well as NCI-H1792 cells, which contain a KRAS G12C mutation, cell lines were shown to be sensitive to either tovorafenib or MEKi-1 as monotherapy, however a combination of these inhibitors resulted in greater cell killing than observed with either inhibitor alone. These data further support the potential added benefit of combining a MEK inhibitor, with a type II RAF inhibitor, such as DAY 101 as a strategy to address certain MAPK-driven adult solid tumors.

NCI-H1792
10 42.2 86.3 90.4 92.0 93.3 94.0 95.8
5.0 34.0 74.8 85.5 90.3 91.7 92.9 94.5
2.5 30.9 61.3 73.5 84.9 90.0 92.4 94.3
1.3 28.0 53.6 61.4 72.3 83.8 90.6 93.3
0.6 25.4 47.3 53.7 62.3 72.1 84.8 91.7
0.3 22.1 42.4 50.3 55.1 61.6 73.0 87.4
0 0.0 4.7 6.2 12.4 23.1 34.8 50.8
0 0.3 0.6 1.3 2.5 5 10
DAY101 (μM)
MEKi-2 (μM)
100% inh
50
0 inh
Calu-6
10 53.2 74.0 75.3 76.0 77.3 78.7 81.9
5.0 37.6 72.4 73.4 74.5 75.1 76.4 79.3
2.5 23.4 68.0 70.3 72.5 73.7 75.1 78.4
1.3 15.2 62.6 66.9 70.5 72.9 74.7 77.6
0.6 14.4 54.5 62.1 66.9 71.6 74.5 77.5
0.3 8.7 45.2 53.6 60.8 67.9 73.9 77.7
0 0.0 -2.1 1.5 9.3 21.7 43.8 63.9
0 0.3 0.6 1.3 2.5 5 10
DAY101 (μM)
MEKi-2 (μM)

Figure 12. Synergy was observed with tovorafenib when combined with the MEK inhibitor in KRAS G12C or Q61 mutant tumor cell lines in vitro.

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

Clinical development plan

We have initiated an open-label, multicenter, Phase 1b/2a FIRELIGHT-1 umbrella master trial of tovorafenib monotherapy or combination therapy, which consisted of two substudies. Substudy 1 was a Phase 2 clinical trial of tovorafenib as monotherapy in patients 12 years and older with RAF–altered tumors; the first patient was dosed in November 2021. The substudy was closed in November 2023 due to the rarity of eligible patients and the limited duration of responses observed in enrolled patients. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib and pimasertib in patients 12 years and older with NRAS mutations, BRAFwt fusions and other BRAF mutations with the exception of V600E and V600K mutations; the first patient was dosed in May 2022. The combination substudy consists of a Phase 1b dose ranging trial to establish the Phase 2 dose of tovorafenib in combination with pimasertib. Once this dose is established, patients will be enrolled in the combination dose expansion portion of this trial in at least one cohort defined by a genetic alteration, such as NRAS mutation or BRAFwt fusion. The primary endpoint for the Phase 1b portion of the combination substudy is safety. The primary endpoint for the Phase 2 expansion cohort(s) will be overall response rate and duration of response. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, tumors with BRAF wild-type fusions, and tumors driven by KRAS alterations. In addition, some pediatric tumors may also benefit from a synergistic inhibition on the MAPK pathway.

Figure 13. Umbrella master trial – DAY101-102 (main protocol) tovorafenib and MAPK pathway alteration, Substudy 2 MEK combo (DAY101-102b).

Preclinical data from multiple groups suggest that the combination of a MEK inhibitor, such as pimasertib, and a type II RAF inhibitor will have beneficial activity in various MAPK-driven tumor contexts, meaning that potent cell killing activity was obtained at lower concentrations of pimasertib than expected from data generated from monotherapy treatment. We believe that appropriate dosing of pimasertib in combination with tovorafenib may limit frequency and severity of adverse events observed with pimasertib alone, dosed at the MTD, owing to the ability to define a biologically active dose combination. We anticipate exploring pediatric combination trials once additional dosing and safety data is collected in adult patients.

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

To date, we have contracted to obtain active pharmaceutical ingredients, or API, drug product, and packaging services for our product candidates from STA Pharmaceutical Hong Kong Limited, Quotient Sciences – Philadelphia, LLC, Experic, LLC and Sharp Packaging Services, LLC, respectively, upon whom we currently rely as single-source contract manufacturing organizations, or CMOs. We have agreements under which third-party CMOs will generally provide us with necessary quantities of API, drug product and packaged product on an order by order basis, based on our development needs. For commercial supply of tovorafenib, we have negotiated supply agreements to meet the anticipated commercial demand of the product. As we advance our product candidates through development, we will explore adding backup suppliers for the API, drug product, packaging and formulation for each of our product candidates to protect against any potential supply disruptions.

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

We believe that tovorafenib has the potential to be the first type II RAF inhibitor to be approved by the FDA, for use in the treatment of patients with pLGG, as we are not aware of competing product candidates that are further along in the development process. However, this does not indicate that tovorafenib will receive regulatory approval.

Three BRAF inhibitors have been approved by the FDA for the treatment of tumors containing V600E or V600K mutations. These first-generation BRAF inhibitors, known more generally as type I RAF inhibitors, are vemurafenib, marketed as Zelboraf® by Genentech; dabrafenib, marketed as Tafinlar® by Novartis; and encorafenib, marketed as Braftovi® by Pfizer. Dabrafinib, in combination with trametinib, marketed as Mekinist® by Novartis, has been approved for the treatment of adult and pediatric patients ≥ 6 years of age with unresectable or metastatic solid tumors with BRAF V600E mutation who have progressed following prior treatment and have no satisfactory alternative treatment options. This includes BRAF V600E pLGG, a subset (approximately 10%-20%) of the greater RAF-altered pLGG clinical scope of the tovorafenib development program.

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

Erasca is developing the next-generation BRAF inhibitor naporafenib (LXH254) in combination with various agents, in planned Phase 1 and Phase 3 clinical trials. BeiGene has two next-generation BRAF programs: lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study. Hanmi and Genentech are developing belvarafenib in combination with cobimetinib in a Phase 1b clinical trial. Fore Therapeutics (formelly NovellusDx) is developing the RAF dimer breaker plixorafenib (FORE-8394/PLX8394) in a Phase 1/2 trial in combination with cobicistat. Kinnate is developing KIN-2787 in monotherapy phase 1 clinical trial. Black Diamond Therapeutics have next-generation BRAF inhibitors in various stages of preclinical development.

With regard to the treatment of pLGG, dabrafenib, in combination with trametinib, has been evaluated in a Novartis-sponsored randomized Phase 2 clinical trial in newly diagnosed patients with BRAF V600 mutant pLGG. Novartis received full approval of the dabrafenib-trametinib combination in that indication in March 2023. Further, some MEK inhibitors and some type I RAF inhibitors and other targeted therapies are being studied in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. These agents may represent competition for tovorafenib when it enters the market.

Significant Agreements

Takeda asset agreement and Millennium stock exchange agreement

On December 16, 2019, DOT Therapeutics-1, Inc., or DOT-1, our subsidiary, entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Pursuant to the Takeda Asset Agreement, DOT-1 purchased certain technology rights and know-how related to TAK-580 (which is now tovorafenib) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. DOT-1 also received clinical inventory supplies to use in our research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to DOT-1 its exclusive license agreement, or the Viracta License Agreement, with Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.), or Viracta. Takeda also granted DOT-1 a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. DOT-1 also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by DOT-1 in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of Conversion in connection with the Millennium Stock Exchange Agreement.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses as the technology does not have an alternative future use. As of December 31, 2023, we could be required to make additional milestone payments of up to $49.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by us covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No other milestones, except as discussed above, were achieved and due as of December 31, 2023.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, we made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. As of December 31, 2023, we could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

Research Collaboration and License Agreement with Sprint Bioscience AB

On August 15, 2023, we entered into a research collaboration and license agreement, or the Sprint License Agreement, with Sprint Bioscience AB, or Sprint, a Swedish corporation located in Huddinge, Sweden. Under the Sprint License Agreement, Sprint granted to us an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of Vaccinia Related Kinase 1, or VRK1.

We paid $3.0 million upfront in cash to Sprint, which was recorded as research and development expenses as the technology does not have an alternative future use. As of December 31, 2023, we could be required to make milestone payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

The term of the Sprint License Agreement will expire on a licensed product and country basis upon the expiration of the royalty term with respect to such licensed product and such country, unless terminated earlier. We have the right to terminate the Sprint License Agreement in its entirety, or on a licensed product-by-licensed product basis, at will upon a specified notice period.

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

As of January 1, 2024, we owned or co-owned a patent portfolio consisting of eleven patent families, exclusively in-license three patent families from Merck KGaA, Darmstadt, Germany, and non-exclusively in-license one patent family from Takeda Pharmaceutical Company Limited. The eleven patent families that we own or co-own include patent applications and issued patents that cover compositions of matter, pharmaceutical compositions, methods of synthesis, synthetic intermediates, methods of treatment and combination therapies related to one of our product candidates: tovorafenib or pimasertib. The non-exclusively in-licensed patent family from Takeda Pharmaceutical Company Limited covers a catalyst that may be used in a preparation of our product candidate tovorafenib. The three exclusively in-licensed patent families from Merck KGaA, Darmstadt, Germany cover compositions of matter and methods of use for our product candidate pimasertib. Patent terms for our owned, co-owned or licensed patents discussed herein exclude any patent term extension that may be available.

Our owned or co-owned patent portfolio, as of January 1, 2024, includes a co-owned patent family that is directed to the compositions of matter and methods of use of tovorafenib with four issued U.S. patents and multiple foreign patents and applications including granted patents in Germany, France, United Kingdom, Belgium,

Switzerland, Denmark, Spain, Ireland, Italy, Netherlands, Australia, Brazil, Canada, China, India, Japan, Korea, Mexico, Singapore, South Africa, Taiwan, and Hong Kong, which are expected to expire between 2028 and 2031.

Our owned or co-owned patent portfolio includes a patent family that is directed to pharmaceutical formulations of tovorafenib with an issued U.S. patent and multiple foreign patents and applications including granted patents in Germany, France, United Kingdom, Belgium, Brazil, Canada, Switzerland, Spain, India, Ireland, Italy, Luxembourg, Monaco, Japan, and China, which are expected to expire in 2035. Our owned or co-owned patent portfolio includes an additional pharmaceutical formulation patent family that is directed to formulations of tovorafenib including pending applications in the United States, Europe, China, Hong Kong, and Japan that, if issued, are expected to expire in 2040. Our owned or co-owned patent portfolio includes a patent family directed to additional formulations of tovorafenib with a pending U.S. application that, if issued, is expected to expire in 2043, and a pending PCT application that, if nationalized and issued, is expected to expire in 2043. Our owned or co-owned patent portfolio also includes a patent family directed to methods of synthesizing tovorafenib including an issued U.S. patent, and granted patents in Australia, Eurasia, Israel, Japan, India, China, and Mexico which are expected to expire in 2038 as well as pending applications in the United States, Japan, China, Brazil, Korea, Europe, Canada, Hong Kong, and Singapore that, if issued, are expected to expire in 2038. Our owned or co-owned patent portfolio further includes a patent family directed to methods of treating cancer using tovorafenib in combination with docetaxel with multiple foreign patents including granted patents in China, Germany, France, United Kingdom, Belgium, Switzerland, Spain, Ireland, Italy, Luxembourg, and Monaco that are expected to expire in 2035. Our owned or co-owned patent portfolio includes a patent family directed to methods of treating pLGG including pending applications in the United States, Singapore, Mexico, Korea, Japan, Hong Kong, Europe, China, Canada, and Australia that, if issued, are expected to expire in 2041. Our owned or co-owned patent portfolio includes a patent family directed to methods of treating cancer using tovorafenib in combination with a MEK inhibitor such as pimasertib including pending applications in the United States, South Africa, Singapore, New Zealand, Mexico, Korea, Japan, Israel, Europe, China, Canada, Brazil, and Australia that, if issued, are expected to expire in 2042. Our owned or co-owned patent portfolio includes a patent family with a pending PCT application directed to methods of selecting patients for treatment with tovorafenib that, if nationalized and issued, is expected to expire in 2042. Our owned or co-owned patent portfolio includes a patent family with one U.S. provisional application directed to methods of treatment with a MEK inhibitor such as pimasertib that, if converted to a non-provisional application and issued, is expected to expire in 2044. Our owned or co-owned patent portfolio further includes an additional patent family with one U.S. provisional application directed to methods of treating pLGG that, if converted to a non-provisional application and issued, is expected to expire in 2044.

Our patent portfolio, as of January 1, 2024, includes a patent family exclusively in-licensed from Merck KGaA, Darmstadt, Germany that covers the composition of matter and methods of use of pimasertib. This patent family includes four issued U.S. patents and multiple foreign patents and/or applications including granted patents in Argentina, Austria, Australia, Belgium, Bulgaria, Brazil, Canada, Switzerland, China, Cyprus, Czech Republic, Germany, Denmark, Eurasia, Estonia, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Hungary, Ireland, Israel, India, Iceland, Italy, Japan, Korea, Lithuania, Luxembourg, Latvia, Monaco, Mexico, Netherlands, Norway, Poland, Portugal, Romania, Russian Federation, Sweden, Singapore, Slovenia, Slovakia, Turkey, Ukraine, and South Africa that are expected to expire between 2025 and 2028. Our patent portfolio includes a patent family exclusively in-licensed from Merck KGaA, Darmstadt, Germany that is directed to the solid state form of pimasertib. This patent family includes one issued U.S. patent and multiple foreign patents and/or applications, including granted patents in Austria, Australia, Belgium, Canada, Switzerland, Czech Republic, Germany, Denmark, Eurasia, Spain, France, United Kingdom, Italy, Japan, Luxembourg, Mexico, Netherlands, Poland, Portugal, Russian Federation, Sweden, Singapore, Taiwan, and South Africa, which are expected to expire in 2033. Our patent portfolio further includes a patent family exclusively in-licensed from Merck KGaA, Darmstadt, Germany that covers the composition of matter and methods of use of MSC2015103B with two issued U.S. patents and multiple foreign patents and/or applications, including granted patents in Argentina, Austria, Australia, Belgium, Brazil, Canada, Switzerland, China, Czech Republic, Germany, Denmark, Eurasia, Estonia, Spain, Finland, France, United Kingdom, Hong Kong, Croatia, Hungary, Ireland, Israel, India, Iceland, Italy, Korea, Lithuania, Luxembourg, Latvia, North Macedonia, Malta, Mexico, Netherlands, Norway, New Zealand, Philippines, Poland, Portugal, Romania, Russian Federation, Sweden, Singapore, Slovenia, Slovakia, Turkey, Ukraine, and South Africa, which are expected to expire in 2029.

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

In addition to patent protection, we also rely on trade secrets, know-how, trademarks, other proprietary information and continuing technological innovation to develop and maintain our competitive position. Our trademark portfolio currently contains applications and/or registrations for Day One, Day One Biopharmaceuticals, and Cancer Drug Development Comes of Age in the United States as well as applications for OJEMDA, the marketing name for tovorafenib, in the United States, Canada, the European Union, Iceland, Liechtenstein, Norway, Switzerland and the United Kingdom. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions extensively regulate, among other things, the research, development, testing, manufacture, quality, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, marketing, distribution, post-approval monitoring, studies, and reporting, sampling, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA approval process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and other federal and state statutes and regulations that govern, among other things, the research, development, testing, manufacture, quality, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, marketing, distribution, post-approval monitoring, studies, and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical holds, FDA refusal to accept new marketing applications or approve pending applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil monetary penalties, and criminal prosecution, penalties and fines.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal statutory requirements and regulations; (ii) in compliance with Good Clinical Practices, or GCPs, international standards meant to protect the rights and health of study subjects and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving human clinical testing in the United States and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical study subjects. Imposition of a clinical hold may be full or partial. The study protocol and informed consent information for subjects in clinical trials must also be submitted to an institutional review board, or IRB, for approval. The IRB will also monitor the clinical trial until completed. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Additionally, certain clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as Data Safety and Monitoring Boards or Data Monitoring Committees. These groups conduct safety assessments and make recommendations regarding whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

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

The FDA reviews each submitted NDA before it determines whether to file it, based on the agency’s threshold determination that it is sufficiently complete to permit substantive review, and the FDA may request additional information. The FDA must make a decision on whether to file an NDA within 60 days of receipt, and such decision could include a refusal to file by the FDA. If the submission is filed, the FDA begins an in-depth review of the NDA. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for standard review drug products are reviewed within 10 to 12 months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its goal dates for standard and priority NDAs, and the review process can be extended by FDA requests for additional information or clarification.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with current Good Manufacturing Practices, or cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also typically inspects one or more clinical trial sites to ensure compliance with GCP requirements and the integrity of the data supporting safety and efficacy.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter, or CRL. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application, such as additional clinical data, additional pivotal clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may resubmit the NDA addressing all of the deficiencies identified in the letter, withdraw the application, engage in formal dispute resolution, or request an opportunity for a hearing. The FDA has committed to reviewing resubmissions in two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If, or when, the deficiencies identified in the CRL have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market for and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if the FDA determines that the drug is not safe and effective under the approved conditions of use or if the sponsor fails to comply with certain regulatory requirements.

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

Disclosure of clinical trial information

Sponsors of certain clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information on clinicaltrials.gov. Information related to the intervention (e.g., drug product), patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial, is then made public as part of the registration. Sponsors are also required to submit the results of their clinical trials no later than one year after the primary completion date of the trial. Disclosure of the results of these trials can be delayed in certain circumstances upon timely submission of a certification, but results must be submitted not later than 2 years after the certification’s submission. Extensions may be available for good cause. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing and making the product for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The first NDA applicant to receive FDA approval for a particular active moiety to treat a rare disease for which the FDA has granted orphan designation is entitled to a seven-year exclusivity period in the United States for the specific product and the specific indication for which orphan designation was granted. During the seven-year exclusivity period, the FDA may not approve any other sponsor’s application to market the same drug for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues or consent by the exclusivity holder. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same indication, or the same drug for a different indication. Other benefits of orphan drug designation include tax credits for certain research and an exemption from the user fee required to submit an NDA, as long as the NDA does not seek approval of an indication that has not received orphan drug designation.

In September 2021, the U.S. Court of Appeals for the Eleventh Circuit held in Catalyst Pharmaceuticals, Inc. v. Becerra that the FDA had erred by limiting the scope of orphan drug exclusivity for FIRDAPSE® (amifampridine) to the product’s approved indication, an action that the FDA took in accordance with its regulations interpreting the Orphan Drug Act. The court held that under the Orphan Drug Act, FIRDAPSE®’s orphan drug exclusivity instead protected the rare disease or condition that received orphan drug designation. Following this court decision in the Catalyst case, the FDA announced in January 2023 that it would continue to apply the FDA’s regulations limiting the scope of orphan drug exclusivity to a product’s approved uses or indications. As a result of the FDA’s announcement, the scope of orphan drug exclusivity and other issues relating to the FDA’s implementation of the Orphan Drug Act with respect to previously approved and future products may be the subject of further litigation or legislation.

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

Accelerated approval

Accelerated approval of an NDA may be granted for a product that is intended to treat a serious or life-threatening disease or condition on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval generally provide a meaningful therapeutic advantage to patients over existing treatments.

The accelerated approval pathway is often used in settings in which the course of a disease is relatively long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Accelerated approval is frequently used in the development and approval of products for treatment of a variety of cancers in which the ultimate goal of therapy is to improve overall survival or decrease serious long-term morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a survival or long-term clinical benefit.

The accelerated approval pathway generally requires a sponsor’s agreement to conduct an additional post-approval confirmatory study or studies to verify and describe the product’s clinical benefit. Any such confirmatory trial must be completed with due diligence and the FDA may require that the trial be underway prior to approval. Failure to conduct such required post-approval studies with due diligence, or to confirm a clinical benefit during such studies, would allow the FDA to withdraw the product from the market on an expedited basis. In addition, the FDA currently requires, as a condition of accelerated approval, the pre-submission of promotional materials, which can adversely impact the timing of the commercial launch of a product. The accelerated approval pathway does not always lead to a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.

Pediatric information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. Alternatively, for an original NDA for a new active ingredient, the application could instead be required to include reports on a molecularly targeted pediatric cancer investigation, if the drug is intended for the treatment of an adult cancer and directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The FDA may grant full or partial waivers, or deferrals, for either requirement. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. This exemption does not apply to an original NDA for a new active ingredient for an indication that is orphan-designated if the NDA is subject to the molecularly targeted pediatric cancer investigation requirement.

The Best Pharmaceuticals for Children Act, or BPCA, provides a six-month extension of unexpired exclusivity if certain conditions are met. For NDAs, pediatric exclusivity will attach to unexpired nonpatent and patent exclusivity listed in the Approved Drug Products With Therapeutic Equivalence Evaluations for any drug containing same active moiety as the drug studied. Conditions for earning pediatric exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, the applicant agreeing to perform and completing those studies, and the applicant reporting on the requested studies within the statutory timeframe for pediatric exclusivity to be granted. Applications and supplements proposing a labeling change as a result of a pediatric study conducted under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Post-approval requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the advertising, promotion, marketing, and communications relating to approved drugs, including direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and communications on social media and on the Internet. Drugs may be marketed only for their approved indications and in a manner consistent with the FDA-approved labeling.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require, or ask the sponsor to commit to, certain post-marketing surveillance, studies, and/or testing. These post-approval obligations are known as post-marketing requirements or post-marketing commitments depending on the authorities under which they are imposed. The FDA also may require enhanced safety surveillance to monitor potential adverse events relating to the approved product or impose a REMS to ensure that the benefits of the product outweigh the risks. Depending on the severity of the safety concern, a REMS may place conditions restricting the distribution or use of the product.

Further, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with FDA subjects entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs.

Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with certain post-approval obligations or regulatory standards.

Rare pediatric disease designation and priority review vouchers

Under the Rare Pediatric Disease Priority Review Voucher Program, the FDA may award a priority review voucher to the sponsor of an approved marketing application for a product that treats or prevents a rare pediatric disease. A rare pediatric disease is a serious or life-threatening disease or condition that affects less than 200,000 persons in the United States; affects more than 200,000 persons in the United States with no reasonable expectation of recovering the cost of developing and making the drug available in the United States; or is an orphan subset of a disease or condition that otherwise affects 200,000 or more persons in the United States. A voucher may be awarded only upon approval of a rare pediatric disease product application. A rare pediatric disease product application is a marketing application that meets the following criteria: the application is for a product that treats or prevents a rare pediatric disease; the application must be deemed eligible for priority review; the application must not seek approval for an adult indication; the product must not contain an active moiety or ingredient (as applicable) that has been previously approved by the FDA; the application must be submitted under section 505(b)(1) of the FD&C Act; and the application must rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population such that the approved product can be adequately labeled for the pediatric population. At a sponsor’s request, the FDA may designate a product as a product for a rare pediatric disease and the application for the new product as a rare pediatric disease product application.

A sponsor must notify the FDA, upon submission of the rare pediatric disease application, of its intent to request a voucher. The FDA may revoke a rare pediatric disease priority review voucher if the product for which it was awarded is not marketed in the United States within 365 days of the product’s approval. The voucher, which is transferable to another sponsor, may be submitted with a subsequent application and entitles the holder to priority review of that application. The sponsor using a rare pediatric disease priority review voucher must notify FDA of its intent to submit the voucher with the NDA at least 90 days prior to submission of the application and must pay a priority review user fee determined by the FDA in addition to any other required user fee. Under the FDA’s current performance goals, the FDA’s goal is to take action on a priority review application within six months.

In December 2020, Congress reauthorized the rare pediatric disease priority review voucher program. Under the terms of that reauthorization, after September 30, 2024, the FDA will be able to award vouchers only if the designations were granted on or before that date. Under current law, the FDA may not award rare pediatric disease priority review vouchers after September 30, 2026.

The Hatch-Waxman amendments

Orange Book Listing

Under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the HatchWaxman Amendments or Hatch-Waxman, NDA applicants are required to submit to the FDA information about each patent for which a patent infringement claim could reasonably be asserted if a person not licensed by the patent owner engaged in the manufacture, use, or sale of the drug, and that claims the applicant’s drug (i.e., and is a drug substance or drug product patent), or that claims a method of using the drug, or listing requirements, based on the proposed labeling. Upon approval of a drug, the applicant must again submit patent information to the FDA based on the approved labeling in a timely fashion regarding patents that satisfy the listing requirements for the drug, and information about each of these patents is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.

A drug listed in the Orange Book potentially may be identified by a generic manufacturer as a reference listed drug in an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredient(s), strength, route of administration, dosage form, and labeling as the reference listed drug, subject to certain exceptions, and is bioequivalent to the reference listed drug. An approved ANDA product generally is considered to be therapeutically equivalent to the reference listed drug. Other than any data submitted to show bioequivalence, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved under the ANDA pathway are commonly referred to as “generic equivalents” to the reference listed drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug pursuant to each state’s laws on drug substitution.

The ANDA applicant is required to submit an appropriate certification or statement to the FDA concerning each patent identified in connection with the reference listed drug in the Orange Book. Specifically, the applicant may make one of the following four patent certifications: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid, unenforceable, or will not be infringed by the manufacture, use, or sale of the proposed product (a type of certification known as a Paragraph IV certification). For listed patents that claim an approved method of use, under certain circumstances the ANDA applicant may elect to submit a section viii statement, instead of a patent certification, certifying that the proposed ANDA labeling does not contain (or carves out)an indication or other condition of use that is covered by the method-of-use patent. By carving out relevant portions of the drug’s labeling, an ANDA applicant can avoid patent litigation with respect to the method-of-use patent, and the patent will not impact the ANDA applicant’s ability to secure FDA approval for its generic product. Otherwise, if the applicant does not challenge the listed patents through a Paragraph IV certification, the ANDA will not be eligible for approval until all the listed patents for the reference listed drug have expired. If the ANDA applicant has submitted a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA holder and patentee(s) once the ANDA has been accepted for filing by the FDA (referred to as the “notice letter”). The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice letter. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification, if certain requirements are met, prevents the FDA from approving the ANDA until the earlier of 30 months from the date the notice letter is received, expiration of the patent, the date a settlement order or consent decree is signed and entered by the court stating that the patent that is the subject of the Paragraph IV certification is invalid or not infringed, or a decision in the patent litigation that the patent is invalid or not infringed.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the reference listed drug has expired. In some instances, an ANDA applicant may receive approval prior to expiration of certain non-patent exclusivity if the applicant seeks, and the FDA permits, the omission of the exclusivity-protected information from the ANDA prescribing information.

Exclusivity

Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug unless the application contains a Paragraph IV certification, in which case an ANDA may be submitted one year prior to expiration of the NCE exclusivity. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA for a generic version of the drug may be filed before the expiration of the exclusivity period.

Certain changes to an approved drug for which new clinical investigations conducted or sponsored by the applicant are essential to approval, which may include, among other changes, the approval of a new indication, the approval of a new strength, or the approval of a new condition of use, are associated with a three-year period of exclusivity from the date of approval during which the FDA cannot approve an ANDA for a generic drug that includes the change. In some instances, an ANDA applicant may receive approval prior to expiration of the three-year exclusivity if the applicant seeks, and the FDA permits, the omission of such exclusivity-protected information from the ANDA prescribing information.

Patent term extension

Hatch-Waxman permits the extension of one patent further to the approval of a product as compensation for patent term lost during the FDA regulatory review process pertaining to that drug. Patent term extension, however, cannot extend the term of a patent beyond a date that provides the patent with 14 years of effective patent life from the product’s approval date. One or more patent term extension applications may be filed after NDA approval, but ultimately only one patent can be extended. The allowable patent term extension is calculated based on the post-patent issuance period that includes half of the drug’s testing phase (from the date the IND application became effective up to NDA submission) and all of the review phase (the time between NDA submission and approval), up to a maximum of five years. The time can be reduced for any time the FDA determines that the applicant did not pursue approval with due diligence.

The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. However, the USPTO may decide not to grant an extension because of a failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested.

The application for the extension must be submitted prior to the expiration of the patent, and for patents that might expire during the application phase, the patent owner may request an interim patent extension. If granted, an interim patent extension will increase the patent term by up to one year and may be renewed up to four times, depending on the amount of extension to which an applicant is entitled. Interim patent extensions are also available as to patents that may expire prior to NDA approval; however, such interim patent extension will only apply if an application for product approval has been submitted to the FDA.

FDA regulation of companion diagnostics

If use of an in vitro diagnostic is essential to safe and effective use of a drug product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the

FDA approves the drug product. With respect to cancer drugs specifically, the FDA has generally required companion diagnostics intended to select the patients who are likely to respond to a particular cancer treatment to obtain a pre-market approval, or PMA, simultaneously with approval of the drug, except in limited circumstances. The review of these companion diagnostics in conjunction with the review of a cancer therapeutic involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. Approval of the drug and corresponding approval or clearance of a companion diagnostic also requires a high level of coordination between the drug manufacturer and device manufacturer, if different companies.

The PMA process, including the gathering of preclinical and clinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to a substantial application fee, which is typically increased annually.

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

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA may issue an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also register their establishment(s), including payment of an annual establishment registration fee, and list their device(s) with the FDA. A medical device manufacturer’s manufacturing processes and those of any contract manufacturers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States. Medical device manufacturers are also subject to requirements for reporting certain adverse events and malfunction associated with the device and for reporting certain corrections and removals of their devices.

Other healthcare laws

In addition to FDA regulation of pharmaceutical products, several other types of state and federal laws govern certain general business and marketing practices in the pharmaceutical industry. These laws include anti-kickback, false claims, transparency, health information privacy laws, and other healthcare laws and regulations.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary’s selection of a provider, practitioner, or supplier of items or services reimbursed by these programs, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA.

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services, or CMS, requires certain manufacturers of prescription drugs to collect and annually report information on certain payments or transfers of value to certain prescribers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

We may also be subject to analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor. In addition, several states require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in those states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Some states require the reporting of certain drug pricing information, including information pertaining to and justifying price increases. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Additionally, we may also be subject to state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions, which triggered a 2% reduction in payments under certain government programs, including Medicare. This reduction will remain in effect for Medicare spending through fiscal year 2032. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Most recently, in August 2022, President Biden signed into law the IRA, which, among other things, directs the U.S. Department of Health and Human Services, or HHS, to engage in price-capped negotiation for certain drugs and biologics that CMS reimburses under Medicare Part B and Part D. Specifically, the IRA’s Price Negotiation Program will apply to high-expenditure single-source drugs and biologics that have been approved for at least seven and 11 years, respectively, among other negotiation criteria, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The negotiated prices will be capped at a statutory ceiling price. There are certain statutory exemptions from the IRA’s Price Negotiation Program, such as for a drug that has only a single orphan drug designation and is approved only for an indication or indications within the scope of such designation. The IRA’s Price Negotiation Program is currently the subject of legal challenges. Beginning in October 2023, the IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025.

At the state level, governments have and continue to consider and pass legislation and implement regulations designed to control pharmaceutical and biological product pricing. Some of these measures include restricting price, reimbursement, discounts, product access, and marketing; imposing drug price, cost, and marketing disclosure and transparency requirements; permitting importation from other countries; and encouraging bulk purchasing. Furthermore, a growing number of state attorneys general are filing legal challenges (including use of state antitrust laws) related to drug pricing and reimbursement against various supply chain entities such as pharmacy benefit managers, and such litigation could involve drug manufacturers to a greater degree in the future.

We expect that additional state and federal healthcare reform measures will be adopted in the future.

Coverage and reimbursement

Patients in the United States and elsewhere generally rely on third-party payors to reimburse part or all of the costs associated with their prescription drugs. Accordingly, market acceptance of our drug products is dependent on the extent to which third-party coverage and reimbursement is available from government health administration authorities (including in connection with government healthcare programs, such as Medicare and Medicaid in the United States), private healthcare insurers and other healthcare funding organizations. Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we may obtain regulatory approval. Coverage decisions may not favor new drug products, particularly if more established or lower-cost therapeutic alternatives are available. Patients are unlikely to use our products unless reimbursement is adequate to cover all or a significant portion of the cost of our drug products.

Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process for determining coverage and reimbursement is often time-consuming and costly—including requiring us to provide scientific, clinical, and economic support for the use of our products to each payor separately—with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our drug products. Additionally, we may develop, either by ourselves or with collaborators, companion diagnostic tests for our product candidates for certain indications. We, or our collaborators, if any, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.

The market for our product candidates will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. Competition to be included in such formularies often leads to downward pricing pressures. In particular, third-party payors may refuse to include a drug on their formularies or otherwise restrict patient access to a drug when a less costly generic equivalent or other alternative is available.

The U.S. government, state legislatures and foreign governmental entities have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and coverage, and requirements for substitution of generic products for branded prescription drugs. Adoption and implementation of government controls and measures could exclude or limit our products from coverage and limit payments for pharmaceuticals.

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

As of December 31, 2023, we had 155 full-time employees. Of these employees, 44 held Ph.D., Pharm.D. or M.D. degrees, and 80 were engaged in research, development and technical operations. From time to time, we also retain independent contractors to support our organization. Approximately 30% of our employees are based at our headquarters in Brisbane, California, with the remaining others working remotely. We have never experienced a work stoppage, none of our employees are represented by a labor union or covered by collective bargaining agreements, and we strive to attract and retain qualified employees in order to foster long-term working relationships.

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

Available Information

Our Internet website address is http://www.dayonebio.com. On our website, we make available, free of charge, our annual, quarterly, proxy statements and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website at www.sec.gov that contains reports as well as other information regarding us and other companies that file materials with the SEC electronically.

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

Summary of Risk Factors

Our business is subject to several risks and uncertainties, including those immediately following this summary. Some of these risks are:

•
We have a limited operating history, have not completed any clinical trials beyond Phase 2, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
•
We have incurred significant net losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
•
We are substantially dependent on the success of our lead product candidate, tovorafenib, for which the FDA accepted our NDAs and granted priority review. If the FDA does not approve our NDAs, or if tovorafenib is not commercially successful, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.
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
•
Clinical trials are very expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive marketing authorization. If we fail to demonstrate the safety and effectiveness of our product candidates, our reputation may be harmed and our business will suffer.
•
We may rely on data from investigator-initiated studies, as we did for the Phase 1 clinical trial, and we do not control the trial operations or reporting of the results of such trials.
•
The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for tovorafenib, pimasertib or any future product candidates, on a timely basis or at all.
•
The manufacture of pharmaceutical products, including our product candidates, such as tovorafenib, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, our products for commercial sale.
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

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history, have not completed any clinical trials beyond Phase 2, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

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

Since our inception, we have focused substantially all of our efforts and financial resources on the clinical development of our lead product candidate, tovorafenib, initially for relapsed or refractory pediatric low-grade gliomas, or pLGGs, and our other current product candidate, pimasertib, which we are studying in combination with tovorafenib for the treatment of RAS- and RAF-dependent tumors. To date, we have financed our operations primarily through the sale and issuance of redeemable convertible preferred shares, convertible notes, the completion of our initial public offering, or IPO, and follow-on public offerings of our common stock.

We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 2, obtain marketing authorizations, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our redeemable convertible preferred shares, our convertible notes, the completion of our IPO and follow-on offerings of our common stock. For the years ended December 31, 2023, 2022 and 2021, we reported a net loss of $188.9 million, $142.2 million and $72.8 million, respectively. We had an accumulated deficit of $458.6 million as of December 31, 2023. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib and pimasertib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our lead product candidate and other product candidates, including our ongoing pivotal Phase 2 FIREFLY-1 trial for tovorafenib, our ongoing pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a potential front-line therapy in pLGG, our ongoing Phase 1b/2 FIRELIGHT-1 umbrella master trial of tovorafenib in adult RAS/RAF-altered solid tumors as a monotherapy and in combination with pimasertib, and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In October 2023, the U.S. Food and Drug Administration, or FDA, accepted our New Drug Applications, or NDAs, and granted priority review for tovorafenib as a monotherapy in relapsed or refractory pLGG. If we obtain marketing authorization for tovorafenib, pimasertib or another product candidate, we will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of tovorafenib, pimasertib or such other product candidate. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

We are substantially dependent on the success of our lead product candidate, tovorafenib, for which the FDA accepted our NDAs and granted priority review. If the FDA does not approve our NDAs, or if tovorafenib is not commercially successful, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.

Our future success is highly dependent on our ability to timely complete successful clinical trials, obtain marketing authorization for, and then successfully commercialize, our product candidates. We are early in our development efforts and our lead product candidate, tovorafenib, is currently in pivotal Phase 2 and Phase 3 clinical trials. Our other current product candidate, pimasertib, is in an earlier stage of development. We currently have no products that are approved for sale in any jurisdiction. There can be no assurance that tovorafenib, pimasertib or any future product candidates we develop, if any, will achieve success in their clinical trials or obtain marketing authorization.

Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our lead product candidate, tovorafenib. If the launch or commercialization of tovorafenib is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product candidate and our company could be harmed.

The success of tovorafenib will depend on several factors, including the following:

•
successful and timely completion of current and future clinical trials resulting in attractive, competitive target product profiles, including our front-line pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a front-line therapy for patients with pLGG;
•
the results of our ongoing clinical trial for tovorafenib and Phase 1b/2 umbrella master trial of tovorafenib as a monotherapy and in combination with pimasertib meeting clinical endpoints;
•
approval of NDAs by the FDA, including the submission of our NDAs for tovorafenib, which was accepted for filing and granted priority review as a monotherapy in relapsed or refractory pLGG, by the FDA in October 2023, or other similar clinical trial applications from foreign regulatory authorities for our future clinical trials for our pipeline product candidates;
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
•
raising additional funds necessary to complete clinical development of and commercialize our product candidates, including tovorafenib;
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
•
addressing any delays in our ongoing and planned clinical trials resulting from factors related to any macroeconomic conditions, major natural disaster, public health epidemic or significant political event, including inflation, changes in interest rates, potential instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto and global regional conflicts, as well as any delays due to supply chain issues impacting the availability of certain standard-of-care chemotherapy drugs; and
•
maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, and if we cannot address any of them in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. It is also possible that some or all of our product candidates will never obtain marketing authorization even if we expend substantial time and resources seeking such approval.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, development and commercialization of our product candidates.

Our business depends entirely on the successful discovery or identification, development and commercialization of product candidates. We have no products approved for commercial sale, and we do not expect to generate significant revenue unless and until we obtain marketing authorization for, and begin to sell, tovorafenib, pimasertib or another product candidate. Our ability to generate revenue and achieve profitability depends on several factors, including, but not limited to, our ability to:

•
obtain FDA approval of the pending NDAs for tovorafenib based on the pivotal Phase 2 FIREFLY-1 trial for the treatment of relapsed or refractory pLGG;
•
complete a successful pivotal Phase 3 FIREFLY-2 trial with tovorafenib that achieves a competitive, clinically meaningful and generally well-tolerated target product profile for the front-line treatment of pLGG;
•
complete a successful Phase 1b/2 FIRELIGHT-1 umbrella master trial of tovorafenib as a monotherapy and in combination with pimasertib in patients 12 years and older with tumors having activated RAF signaling;
•
initiate and successfully complete all safety, pharmacokinetic and other studies required to obtain U.S. and foreign marketing authorization for tovorafenib as a treatment for patients with pLGGs;
•
initiate and complete additional, successful late-stage clinical trials that meet their clinical endpoints;
•
obtain favorable results from our clinical trials and apply for and obtain marketing authorizations for tovorafenib and pimasertib from applicable regulatory authorities, including NDAs from the FDA, and maintaining such approvals;
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
•
successfully commercialize tovorafenib, pimasertib and any future product candidates we may develop, if approved, by building a sales force and/or entering into collaborations with third parties;
•
satisfy any post-marketing requirements imposed by, or post-marketing commitments made to, applicable regulatory authorities;
•
demonstrate an acceptable safety profile of our product candidates, including tovorafenib and pimasertib, and continue to maintain a continued acceptable safety profile following marketing authorization, if any;
•
identify, assess and develop new product candidates;
•
establish and maintain patent and trade secret protection, statutory exclusivities and other intellectual property protections for our products;
•
obtain, maintain, protect and defend our intellectual property portfolio, including any necessary licenses from third parties;
•
address any competing therapies and technological and market developments;
•
achieve market acceptance of tovorafenib or pimasertib and our other product candidates, if approved, with patients, the medical community and third-party payors, both in the United States and internationally; and
•
attract, hire and retain qualified personnel.

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

In cases where we are successful in obtaining marketing authorizations to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain marketing authorizations, the pricing for the product, the duration of treatment with our product, the adoption of our product in treatment guidelines and by prescribers, the ability to obtain coverage and reimbursement and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the approved indication is narrower than expected or the treatment population is narrowed by competition, physician choice, payor decisions or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

If we decide to, or are required by the FDA or regulatory authorities in other jurisdictions to, perform studies or clinical trials in addition to those currently expected, or to modify ongoing or planned clinical trials, or if there are any delays in establishing appropriate manufacturing arrangements for, in initiating or completing our current and planned clinical trials for or in the development of, any of our product candidates, our expenses could increase significantly and profitability could be further delayed.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our lead product candidate, tovorafenib, pimasertib and any future product candidates through clinical development. We expect increased expenses as we continue our research and development, initiate additional clinical trials, seek to expand our product pipeline, seek marketing authorization for our lead programs and future product candidates, if any, and invest in our organization. In addition, if we obtain marketing authorization for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company, such as acquiring and retaining experienced personnel, developing new information technology systems and other costs associated with being a public company. Also, we expect to experience ongoing and additional costs related to preparing and filing patent applications, maintaining our intellectual property and potentially expanding our office facilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

We had $366.3 million in cash, cash equivalents and short-term investments as of December 31, 2023. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
to the extent we pursue strategic collaborations, including collaborations to commercialize tovorafenib, pimasertib or any of our future pipeline product candidates, if any, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses;
•
the cost associated with commercializing any approved product candidates, including establishing sales, marketing, market access and distribution capabilities;
•
the cost associated with completing any post-marketing studies or trials requested or required by the FDA or other regulatory authorities;
•
the revenue, if any, received from commercial sales of tovorafenib, pimasertib or any of our future product candidates, if any are approved, or any future pipeline product candidates that receive marketing authorization;
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

We will require additional capital to complete our planned clinical development programs for our current product candidates to obtain marketing authorization, and we anticipate needing to raise additional capital to complete the development of and to commercialize our product candidates. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or product candidates or we may be unable to take advantage of future business opportunities. Furthermore, any additional capital-raising efforts may divert our team’s attention from their day-to-day activities, which may adversely affect our business, including our ability to develop and commercialize our current and future product candidates, if approved. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of December 31, 2023. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, potential instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, global regional conflicts, public health epidemics, including the COVID-19 pandemic, or otherwise.

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

Risks Related to Development and Commercialization of Our Product Candidates

Clinical trials are very expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive marketing authorization. If we fail to demonstrate the safety and effectiveness of our product candidates, our reputation may be harmed and our business will suffer.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other clinical trial protocols and the rate of discontinuation among clinical trial participants. If we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and marketing authorization and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially and adversely affected.

Tovorafenib has only been studied in a limited number of patients. Should the FDA grant approval for market authorization, tovorafenib will be available to a much larger number of patients, and we do not know whether the results of tovorafenib’s use in such larger number of patients will be consistent with the results from our clinical studies.

Tovorafenib has been administered only to a limited number of patients in clinical studies. While the FDA accepted our NDAs and granted priority review for tovorafenib, we do not know whether the FDA will approve tovorafenib and, if the FDA does, whether the real world safety and effectiveness of the product will be consistent with the safety and effectiveness profile seen in the clinical studies. New data relating to tovorafenib, including from adverse events reports and our post-marketing commitments in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of tovorafenib from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing tovorafenib’s marketing applications for additional indications and/or in other jurisdictions, or impose post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay and/or limit our ability to generate sales revenues.

We may rely on data from investigator-initiated studies, as we did for the Phase 1 clinical trial, and we do not control the trial operations or reporting of the results of such trials.

From time to time, we may rely on certain clinical data from investigator-sponsored clinical studies, and we do not control the trial operations or reporting of the results of such trials. This was the case for the initial Phase 1 study for our lead product candidate, tovorafenib, which was run as an investigator-initiated, multi-center trial in patients with relapsed or refractory pLGG that is being conducted by the Dana Farber Cancer Institute in collaboration with the Pacific Pediatric Neuro-Oncology Consortium, or PNOC. The last data reported from that trial was in January 2023. It is possible that additional data, when reported, will not demonstrate similar results. We have no control over the timing of such clinical data announcements. Our pivotal Phase 2 FIREFLY-1 trial tovorafenib is a Day One-sponsored trial. Although we expect that our pivotal Phase 2 FIREFELY-1 trial in pLGG will provide a sufficient dataset to support approval based on preliminary discussions with regulatory agencies, we cannot assure you that the FDA will not require data from additional patients or additional follow-up data from existing patients on to support approval. In addition, in later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing authorization for their product candidates.

Furthermore, we do not control the design or administration of investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials, and the investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials and adversely affect our ability to obtain marketing authorization from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-sponsored trials are inconsistent with, or different from, the results of our planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing authorization of our product candidates. While investigator-sponsored trials could be useful to inform our own clinical development efforts, we do not control the data or timing of data releases for investigator-sponsored trials, and there is no guarantee that we will be able to use the data from these trials to form the basis for marketing authorization of our product candidates.

Our compassionate use programs could subject us to additional risks, including delays in our clinical trial programs, impacts to our supply capabilities, or adverse publicity.

Some patients receive access to investigational drugs outside of clinical trials through compassionate use programs, which refer to expanded access or right to try programs. These patients generally have life-threatening illnesses for which there are no alternative therapies or they have exhausted all other available therapies. There are a number of risks that we may face as a result of our compassionate use programs. For example, the risk for serious adverse events in this patient population is high, which, if those adverse events are determined to be drug-related, could have a negative impact on the safety profile of our drug candidates and/or cause significant delays, result in an inability to successfully commercialize our drug candidates and/or materially harm our business. Additionally, if we were to provide patients with any of our drug candidates under a compassionate use program, our supply capabilities may limit the number of patients who are able to enroll in the program. It also may become challenging to enroll patients in randomized trials if product candidates are being supplied to patients under expanded access programs. These factors may result in the need to restructure or pause any compassionate use program in order to enroll sufficient numbers of patients in our clinical trials required for marketing authorization and successful commercialization of our drug candidates. If we were to restructure or pause our compassionate use programs, we could face adverse publicity or disruptions related to current or potential participants in our programs.

Our clinical trials may be suspended, delayed or fail to adequately demonstrate the safety and effectiveness of any of our product candidates, which would prevent or delay development, marketing authorization and commercialization.

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

We may experience numerous challenges and unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of marketing authorization or our ability to commercialize our product candidates, including:

•
the FDA or other regulators refusing to permit our clinical studies to proceed or placing studies on hold before or after the studies begin;
•
a failure to demonstrate that the dose for a product candidate has been optimized;
•
failure of our product candidates in clinical trials to demonstrate important functional, quality, or patient-reported outcomes;
•
changes in the competitive landscape causing clinical trial enrollment challenges or preventing or delaying marketing authorization in one or several subsets studied in our programs, including in relapsed or front-line pLGG;
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

We may also face unanticipated regulatory hurdles in our drug development program that may require additional data generation or delay our existing or planned trials and the timing of applications for marketing authorization. For instance, we may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. Additionally, the FDA may determine that it has questions or concerns about our trials and may not permit our proposed clinical studies to move forward by imposing a partial or full clinical hold.

Further, we, the FDA or an institutional review board, or IRB, may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including GCP regulations, that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our INDs or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials.

We may also conduct clinical trials in foreign countries, which presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. Further, data from trials conducted outside of the United States may be subject to additional scrutiny by the FDA, which may require that additional U.S. data be generated.

Because our product candidates are initially targeted towards the pediatric population, we may face additional hurdles and be subjected to greater scrutiny by regulatory agencies. Trials involving pediatric populations can be difficult to conduct, can be quite costly and, like other clinical trials, may not yield the anticipated results. In addition, pediatric studies are more dependent on a smaller number of specialized clinical trial sites, which in turn can limit site availability and make the trials more expensive to conduct. In addition, as interest in pediatric indications grows as a result of the Research to Accelerate Cures and Equity (RACE) for Children Act and other market forces, trial recruitment may become even more difficult due to competition for eligible patients. Moreover, it may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols. Our inability to enroll a sufficient number of pediatric patients for our clinical trial could result in significant delays, require us to abandon one or more clinical trials altogether, impact our ability to raise additional capital and delay or prevent our ability to obtain necessary marketing authorizations for any drug product candidate.

We cannot predict the outcome of our clinical trials, nor can we guarantee that the data we generate from our clinical trials will be acceptable to regulatory authorities so as to support marketing authorization.

The outcome of clinical trials is uncertain, and, because our product candidates are in earlier stages of development, there is a significant risk of failure. If we complete our clinical trials but the results of our clinical trials are inconclusive or only modestly positive, if there are safety concerns or serious adverse events associated with our product candidates or if our clinical trials are delayed or require unplanned changes, we may:

•
incur additional, unplanned drug development and/or commercialization costs;
•
be delayed in obtaining or unable to obtain marketing authorization;
•
be required to perform additional clinical trials to support approval;
•
obtain approval for indications or patient populations that are not as broad as intended or desired or may have contraindications, limitations of use or other restrictions that affect the market for the product;
•
obtain marketing authorization with labeling that includes safety warnings, a risk evaluation and mitigation strategy, or REMS, and/or other restrictions on distribution or use that could affect market access;
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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or has affected the conduct or interpretation of the study. The FDA or a comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing authorization of one or more of our product candidates.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, we may be delayed in or prevented from obtaining necessary marketing authorization for any or all of our product candidates.

We may not be able to initiate or continue our ongoing or planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In our tovorafenib program, we utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. We cannot be certain (i) how many patients will have the requisite alterations for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for marketing authorization or (iii) whether each specific BRAF mutation targeted will be included in the approved drug labeling. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates. Patient enrollment is also affected by other factors, including:

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
•
the availability, expertise and selection of contract research organizations, or CROs, to manage operations related to clinical trial enrollment;
•
competing studies or trials with similar eligibility criteria;
•
any invasive procedures that may be required to enroll patients and to obtain evidence of the product candidate’s performance during the clinical trial;
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

In addition, the conditions for which we currently plan to evaluate our product candidates are orphan or rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. Further, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as our clinical product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Moreover, if any of our competitors receive FDA approval for a product, it may limit our ability to enroll patients in our clinical trials if they decide to seek treatment with an approved product. For example, in March 2023, Novartis received approval for dabrafenib in combination with trametinib, which could in the future limit our ability to enroll patients in clinical trials for tovorafenib.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Therefore, positive interim or initial results in any ongoing clinical trial may not be predictive of such results in the completed study. Initial or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. For example, our FIREFLY-1 clinical trial was designed to use the Response Assessment for Neuro-Oncology – High Grade Glioma, or RANO-HGG, to measure the primary endpoint of overall response rate, or ORR, in alignment with the FDA, with ORR using Response Assessment for Pediatric Neuro-Oncology – Low-Grade Glioma, or RAPNO-LGG, as a secondary endpoint. Following discussions with the FDA and the March 2023 approval of dabrafenib, in combination with trametinib in BRAF V600E pLGG, we have structured the primary endpoint in our FIREFLY-2/LOGGIC trial to be assessed using the Response Assessment for Neuro-Oncology-Low Grade Glioma, or RANO-LGG, and have included RANO-LGG as an exploratory endpoint in FIREFLY-1.

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

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize, including tovorafenib, may compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of competing product candidates are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are developing, or may in the future develop, product candidates. In addition, our product candidates may need to compete with drugs that are prescribed off-label to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our product candidates.

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

We expect to face competition from existing products and products in development for each of our programs. Drug discovery efforts focused on V600 mutations have led to clinical success in some cancers. Three BRAF inhibitors have been approved by the FDA for the treatment of tumors containing V600E or V600K mutations. These first-generation BRAF inhibitors, known more generally as Type I RAF inhibitors, are vemurafenib, marketed as Zelboraf® by Genentech; dabrafenib, marketed as Tafinlar® by Novartis; and encorafenib, marketed as Braftovi® by Pfizer. Dabrafenib, in combination with trametinib, marketed as Mekinist® by Novartis, has been approved for the treatment of adult and pediatric patients ≥ 6 years of age with unresectable or metastatic solid tumors with BRAF V600E mutation who have progressed following prior treatment and have no satisfactory alternative treatment options. This includes BRAF V600E pLGG, a subset of the greater RAF-altered pLGG clinical scope of the tovorafenib development program. We believe that current data indicates that the BRAF V600E subset represents 10%-20% of BRAF-altered pLGG, but additional epidemiologic data may emerge as more patients are profiled. Further, dabrafenib, in combination with trametinib, was granted full approval in the BRAF V600E pLGG indication in March 2023 to include the treatment of pediatric patients 1 year of age and older with low-grade glioma, or LGG, with a BRAF V600E mutation who require initial systemic therapy.

Four MEK inhibitors have been approved by the FDA. Three have been approved for the treatment of tumors containing BRAF V600E or V600K mutations, including cobimetinib, marketed as Cotellic® by Genentech; trametinib, marketed as Mekinist® by Novartis; and binimetinib, marketed as Mektovi® by Pfizer. A fourth MEK inhibitor—selumetinib, marketed as Koselugo® by AstraZeneca—has been approved for the treatment of pediatric patients two years of age and older with neurofibromatosis type 1, or NF1, who have symptomatic, inoperable plexiform neurofibromas. While MEK inhibitors as monotherapy have been shown to be active in BRAF altered pLGG (both BRAF V600E mutant pLGG and BRAF fusion-driven pLGG), no MEK inhibitors have been approved by the FDA as a monotherapy for the treatment of patients with pLGG.

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

With regard to the treatment of pLGG, some MEK inhibitors’ and some type I RAF inhibitors’ other targeted therapies have been studied, or are being studied, in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. The off-label use of these agents may represent competition for tovorafenib if it is approved and enters the market.

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining marketing authorizations and reimbursement and marketing approved products than we do.

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

Our potential commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than tovorafenib or our other product candidates. Even if the product candidates we develop achieve marketing authorization, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of the product candidates we may develop, if approved, could be adversely affected.

Safety risks or other side effects associated with tovorafenib, pimasertib or any future product candidates we may develop could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the use of an approved product or result in significant negative consequences following marketing authorization, if any.

As is the case with pharmaceuticals generally, we have observed side effects and adverse events associated with our lead product candidate, tovorafenib, and our other product candidates. The most common side effects (adverse events) observed to date with tovorafenib included maculopapular rash, anemia, headache, elevation in blood creatinine phosphokinase, or CPK, nausea, skin and hair discoloration and fatigue.

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

Additionally, patients treated with our product candidates have undergone, or may also be undergoing, medical, surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons, which could impact development of tovorafenib, pimasertib or our other product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from such product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of any approved products or reduce the duration of time that physicians expect to use our product in particular patients. Any of these occurrences may significantly harm our business, prospects, financial condition and results of operations.

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our product candidates, if approved. We may also be required to modify our study plans based on findings in our clinical trials. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial. Many drugs that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny marketing authorization of the product candidate.

It is possible that, as we test our product candidates in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of our product candidates becomes more widespread following any marketing authorization, illnesses, injuries, discomforts and other adverse events that were observed, did not occur or went undetected in earlier trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may significantly harm our business, financial condition, results of operations and prospects.

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

We plan to seek approval of tovorafenib as a treatment for relapsed or refractory pLGG and, subsequently, in the front-line setting. In October 2023, the FDA accepted our NDAs and granted priority review for tovorafenib as a monotherapy in relapsed or refractory pLGG. However, there is no guarantee that tovorafenib or our other product candidates will be approved for either line of treatment, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. For example, pLGG is a rare disease, and our projections of both the number of people who have this disease, as well as the subset of people with pLGG who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and/or market research. These estimates may prove to be incorrect. Additionally, new studies or information may change the estimated incidence or prevalence of the cancers that we are targeting, which could affect our eligibility for orphan designation for certain indications. The potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Consequently, even if our product candidates are approved, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type. Even if we obtain significant market share for our products, if approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing authorization for additional indications, if at all.

Our clinical development activities are primarily focused on the development of targeted therapeutics for patients with genomically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to approved or marketable products.

The discovery and development of targeted therapeutics for patients with genomically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover, identify and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our product candidates’ preclinical trial results and our clinical work, that the genomic alterations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population. In some cases, the target patient populations may not be completely defined. We will need to screen and identify appropriate patients with the targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our product candidates and achieve profitability. In addition, even if our approach is successful in showing clinical benefit for RAF-driven cancers for our tovorafenib program, we may never successfully identify additional oncogenic alterations sensitive to tovorafenib in other MAPK-driven tumors. Therefore, we do not know if our approach of treating patients with genomically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer.

Our product candidates, including tovorafenib, may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success.

Even if our product candidates receive marketing authorization, they may not gain adequate market acceptance among physicians, patients or their families, third-party payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•
the efficacy, durability and safety profile as demonstrated in clinical trials compared to alternative treatments, in addition to functional, quality or patient-reported outcomes;
•
the timing of market introduction of the product candidate and of any competitive products;
•
the clinical indications for which a product candidate is approved;
•
restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or REMS, which may not be required of alternative treatments and competitor products;
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
•
the effectiveness of sales and marketing efforts and market access;
•
unfavorable publicity relating to our product candidates; and
•
the approval of other new therapies for the same indications.

If any of our product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be negatively impacted. With respect to tovorafenib specifically, successful commercialization will depend on negotiations with, and coverage, reimbursement, selection and/or acquisition decisions by, third-party payors, which we cannot predict. These decisions in turn may depend on value assessments conducted by various entities (e.g., formulary committees, such as pharmacy and therapeutics committees, healthcare systems and pharmacies, among others) that consider various factors (including the price of tovorafenib)—the outcomes of which we cannot predict.

Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as price restrictions.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates, including tovorafenib, that receive marketing authorization will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors, as patients who are prescribed medicine for the treatment of their condition generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Further, coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing authorization.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products, particularly pediatric products. The payor mix for pediatric products in the United States is a fragmented combination of state-specific Medicaid policies and a broad universe of private insurance companies. There is no consistent policy or leading payor to inform other price-setting entities. Public and private payor policies are expected to be critical to our ability to achieve broad payment coverage. Further, to the extent one or more of our products obtain coverage by one third-party payor, that does not assure that other payors will also provide coverage for the product. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. These and other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products (if approved), our revenue and our ability to compete with other marketed products and to recoup the costs of our research and development.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are generally challenging the prices for medical products, including by examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific products on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We plan to conduct pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our products, which may be costly. Nonetheless, our product candidates may not be considered medically necessary or cost-effective. Moreover, third-party payor coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

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

If we are unable to establish or sustain coverage and adequate reimbursement for any products from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product, if approved.

Our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business and financial condition.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and commercialization of tovorafenib and any future products and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. The FDA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to advancing our product candidates into clinical trials or marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition.

Risks Related to Government Regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for tovorafenib, pimasertib or any future product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to tovorafenib and pimasertib, currently our only product candidates in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing authorization of drugs in the United States requires the submission of an NDA to the FDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. We are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product.

The FDA may refer any application we submit to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides advice and recommendations to the FDA as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

FDA approval of an NDA is not guaranteed, and the review and approval process is an expensive and uncertain process over which the FDA has substantial discretion. The FDA approval process may also take several years. The number and types of preclinical studies and clinical trials that will be required for NDA approval vary depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA marketing authorization process and will be commercialized. The FDA accepted our NDAs and granted priority review for tovorafenib as a monotherapy in relapsed or refractory pLGG. However, there can be no assurance that tovorafenib or any of our other product candidates will receive marketing authorization in the United States or in other jurisdictions. Additionally, if the FDA approves tovorafenib or our other product candidates, the FDA may impose restrictions, post-marketing requirements or post-marketing commitments that may limit our ability to commercialize tovorafenib or any other product. If we fail to comply with FDA-mandated requirements or if the results of certain required post-marketing studies are negative, the FDA could withdraw approval, add warnings or narrow approved indications, which could affect the commercial success of our products.

In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. For example, in May 2022, the Oncology Center of Excellence within the FDA advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options.

Clinical trial failure may result from a multitude of factors, including flaws in trial design, dose selection, placebo effect, patient enrollment criteria, data integrity challenges or failure to demonstrate favorable safety or efficacy traits. Failure in clinical trials can occur at any stage. Companies in the pharmaceutical industry frequently suffer setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing authorization. On the basis of our clinical trials, the FDA could delay, limit or deny approval of a product candidate for many reasons, including because the FDA may:

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

We have not yet obtained FDA approval for any product candidate. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our clinical product candidates. Furthermore, even if we receive FDA approval, there is no assurance that we will receive similar approval from comparable regulatory authorities in foreign jurisdictions, which may limit our addressable market and could adversely affect our business, prospects, financial condition and results of operations.

If we experience delays in obtaining approval or if we fail to obtain approval of tovorafenib or pimasertib, or our future product candidates, if any, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired, which would adversely affect our business, prospects, financial condition and results of operations.

If we seek to utilize any of the FDA’s expedited programs, the FDA may not find our product candidates to be eligible for these programs and, if granted, these programs may not lead to faster development, regulatory review or approval of our product candidates.

The FDA has several expedited programs, including Fast Track, Priority Review, Breakthrough Therapy and Accelerated Approval, which are authorized by the Federal Food, Drug and Cosmetic Act, or FD&C Act, and implemented pursuant to FDA regulations and guidance. None of these programs change the standard for FDA approval of a pharmaceutical product. We still must demonstrate substantial evidence of effectiveness and an acceptable safety profile to obtain marketing authorization.

We may seek to avail ourselves of one or more of the FDA’s expedited programs. For example, we may seek Fast Track Designation for one or more of our product candidates.

The FDA may grant a Fast Track designation to a drug that is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrates the potential to address unmet medical needs for this condition. The FDA has broad discretion whether to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We have applied for and have been granted breakthrough therapy designation for tovorafenib in patients with advanced pLGG, and we may apply for breakthrough therapy designation for other product candidates or indications in the future. The FDA may designate a drug candidate as a potential breakthrough therapy if the drug candidate is intended, alone or in combination with one or more other drugs or drug candidates, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drug candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drug candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA. The FDA may withdraw breakthrough therapy designations if it determines that the criteria for the designation is no longer met.

In October 2023, the FDA accepted our NDAs and granted priority review for tovorafenib as a monotherapy in relapsed or refractory pLGG. We may seek priority review of one or more of our other applications for marketing authorization, or we may receive priority review as part of other designations we may seek for one or more of our other product candidates. The FDA may grant priority review to an application if an application is for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA may also grant priority review to supplements that propose a labeling change pursuant to a report on a pediatric study under Section 505A of the FD&C Act. Additionally, the FDA may grant priority review to any application or supplement for a drug submitted with a priority review voucher. We cannot assure you that the FDA would decide to grant priority review of any of our product candidates.

Even if we do receive Fast Track Designation, breakthrough therapy designation or priority review for any of our product candidates, we may not experience expedited development, review or faster action on our applications for marketing authorization compared to products without such designations.

The accelerated approval pathway may be unavailable or, if available, may not lead to faster development, regulatory review or marketing authorization, and the use of the accelerated approval pathway does not necessarily increase the likelihood that our product candidates will receive marketing authorization.

Under the FDA’s Accelerated Approval Program, and subject to the conditions set forth in Section 506(c) of the FD&C Act and FDA regulations, the FDA may approve a product for a serious or life-threatening disease or condition based on a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The FDA generally reserves the use of accelerated approvals for situations in which the product candidate at issue provides a meaningful therapeutic benefit over existing treatments.

We may seek accelerated approval for one or more of our product candidates on the basis of a surrogate endpoint that we believe is reasonably likely to predict clinical benefit, such as ORR. The FDA may not agree with our conclusion that an endpoint we select is reasonably likely to predict clinical benefit, and thus the FDA may not agree that accelerated approval is appropriate based on that endpoint (even if the results on that endpoint are statistically significant), which could delay or preclude accelerated approval.

Products granted accelerated approval are subject to certain post-marketing requirements, which typically include a requirement to conduct one or more post-approval studies to confirm the clinical benefit of the product, which must be completed with due diligence. By the time of approval of the product, the FDA must set forth the conditions for the post-marketing studies which may include specific conditions and deadlines relating to the study protocol, enrollment targets, target completion date and other milestones. The FDA generally expects—and may require, as appropriate—the confirmatory study or studies to be underway at the time of the accelerated approval or within a specific time frame following approval. The FDA may disagree with our proposed clinical study designs for post-marketing confirmatory studies, and may require study conditions that are unfavorable to us, which could delay approval or lead to the withdrawal of a product approved under the accelerated approval pathway.

In addition, FDA regulations require that sponsors of products granted accelerated approval submit during the pre-approval review period copies of all promotional materials intended to be used within 120 days following marketing approval. After 120 days following marketing approval, unless otherwise informed by the FDA, the sponsor must submit all promotional materials at least 30 days prior to use.

The accelerated approval pathway has come under scrutiny within the FDA, by Congress and by other stakeholders. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called "dangling" or "delinquent" accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, in 2021, the Oncology Center of Excellence announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies.

Finally, Congress recently passed the Food and Drug Omnibus Reform Act of 2022, or FDORA, which implemented key reforms to the FDA’s authorities with respect to accelerated approval, including strengthening requirements around post-approval studies, codifying procedures for withdrawal of a product approved under the expedited approval pathway and establishing an intra-agency Accelerated Approval Council to address accelerated approval policy. FDORA also added the failure to conduct post-approval studies with due diligence or to submit timely progress reports on such studies to the list of prohibited acts under the FD&C Act, which means that any such failures, whether they result from our actions or the actions of third parties, could provide the basis for enforcement actions to be brought against us, which may be costly to defend or we may be unsuccessful in our defense.

The FDA also has the authority to withdraw products approved under the accelerated approval pathway using expedited withdrawal procedures. Circumstances that may lead to such withdrawal include:

•
the failure to conduct any required post-approval study of a product candidate with due diligence, including with respect to conditions specified by the FDA;

•
a study required to verify and describe the predicted clinical benefit of a product candidate fails to verify and describe such benefit;
•
other evidence demonstrates that the product candidate is not shown to be safe or effective under the conditions of use; or
•
the sponsor's dissemination of false or misleading promotional materials relating to the relevant product candidate.

If any of our competitors were to receive full approval for an indication for which we are seeking accelerated approval before we receive accelerated approval, the indication we are seeking may no longer qualify as a condition for which there is an unmet medical need, and accelerated approval of our product candidate would be more difficult or may not occur at all.

Even though we have received breakthrough therapy designation by the FDA for tovorafenib in treating pLGG, such designation may not lead to a faster development or regulatory review or approval process, it does not increase the likelihood that tovorafenib will receive marketing authorization and we may not receive breakthrough therapy designation for other product candidates.

We have received breakthrough therapy designation from the FDA for the use of tovorafenib in patients with advanced pLGG. Although we have received this designation, we may not experience faster development timelines or achieve faster review or approval compared to conventional FDA procedures. For example, the time required to identify and resolve issues relating to manufacturing and controls, the acquisition of a sufficient supply of our product for clinical trial purposes or the need to conduct additional nonclinical or clinical studies may delay the submission or review of an application for marketing authorization, regardless of whether a product qualifies for breakthrough therapy designation or access to any other expedited program. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any breakthrough therapy designation or any of the FDA’s other expedited programs does not ensure that we will ultimately obtain marketing authorization for such product candidate. In addition, receiving breakthrough therapy designation for one product candidate does not increase the likelihood that we would receive breakthrough therapy designation for any other product candidates.

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.

We have obtained orphan drug designation in the United States and in the EU for use of tovorafenib in treating malignant glioma and glioma, respectively. We may seek orphan drug designation for tovorafenib in additional geographies or indications, or for pimasertib or any product candidates we may develop in the future. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making available the drug for such disease or condition will be recovered from sales of the product in the United States.

Generally, if a product candidate with a U.S. orphan drug designation subsequently receives the first marketing authorization for the drug for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication for a period of seven years. Orphan drug exclusivity in the United States may be lost if the FDA determines that the request for designation was materially defective or the drug in fact was ineligible for orphan-drug designation at the time the request for designation was submitted, or if the manufacturer is unable to assure a sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Moreover, a recent Eleventh Circuit decision in Catalyst Pharmaceuticals, Inc. vs. FDA regarding interpretation of the Orphan Drug Act exclusivity provisions as applied to drugs approved for orphan indications narrower than the drug’s orphan designation has the potential to significantly broaden the scope of orphan drug exclusivity for such products. Specifically, the Eleventh Circuit held that orphan drug exclusivity precludes the FDA from approving another marketing application for the same drug for the same orphan-designated disease or condition for a period of seven years. Although the FDA has announced that it will not apply the Catalyst decision beyond the facts at issue in that case, Catalyst could serve as a precedent for future challenges to the FDA’s orphan drug-related decisions, and, accordingly, could fundamentally change how companies rely on, or seek to work around, orphan drug exclusivity in the United States. Legislation has also been introduced that may reverse the Catalyst decision, but such legislation has not yet been passed.

We must comply with certain legal requirements and FDA policies, and may seek incentives under certain laws, relating to the development of drugs for pediatric patients, including the Pediatric Research Equity Act and the Best Pharmaceuticals for Children Act.

The Pediatric Research Equity Act, as amended, or PREA, requires that certain NDAs, Biologics License Applications, or BLAs, and NDA/BLA supplements contain assessment reports regarding the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations to support dosing and administration for each pediatric subpopulation for which the product has been assessed to be safe and effective. In addition, PREA requires a molecularly targeted pediatric cancer investigation for an original NDA or BLA for a new active ingredient if the product candidate is intended to treat an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer, which may be different than the claimed adult cancer indication. PREA requires these pediatric studies be conducted using appropriate formulations for each age group that is studied, and an applicant must seek approval of any pediatric formulations that are used. The FDA may grant deferrals of PREA requirements or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to a drug for an indication for which orphan designation has been granted, except that PREA will apply to an original NDA or BLA that is subject to the molecularly targeted pediatric cancer investigation requirement. Even if we are deemed exempt from PREA requirements for one application, any of our other applications may be subject to PREA requirements.

Under the Best Pharmaceuticals for Children Act, or the BPCA, the FDA can grant pediatric exclusivity to a sponsor that conducts pediatric studies requested by the FDA in a document called a Written Request. We may seek pediatric exclusivity for one or more of our product candidates under the BPCA, although we may not be granted such exclusivity. Pediatric exclusivity, if granted, adds six months to the end of certain unexpired statutory exclusivity periods and may also extend unexpired patent terms, depending on whether the application is an NDA or BLA. Whether this six-month extension is granted depends on the voluntary completion of pediatric studies in accordance with and in response to a Written Request for such studies, the submission of the study reports to the FDA within the timeframe required by the BPCA and the FDA’s acceptance of the study reports. The FDA has indicated a strong preference to issue Written Requests only for studies that are in addition to and/or different from pediatric studies required under PREA (if applicable).

In general, pediatric drug development is an area that recently has been, and may continue to be, subject to evolving statutory requirements and regulatory standards, so some uncertainty exists with respect to expectations for pediatric drug development generally.

We may seek a rare pediatric disease designation for one or more of our product candidates under the FDA’s Rare Pediatric Disease Priority Review Voucher Program. Even if we were to obtain marketing authorization for a product with a rare pediatric disease designation, the Rare Pediatric Disease Priority Review Voucher Program may no longer be in effect at the time of such approval or we might not be able to capture the value of the Rare Pediatric Disease Priority Review Voucher Program.

Tovorafenib was granted rare pediatric designation by the FDA in May 2021 for tovorafenib in the treatment of LGGs harboring an activating RAF alteration that disproportionately affects children. We submitted the tovorafenib NDAs as a rare pediatric designation marketing application, and the FDA conditionally designated the marketing application as a “rare pediatric disease product application” pending the final determination at the time of approval or licensure on whether the application meets all of the eligibility criteria set forth in section 529(a)(4) of the FD&C Act .

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

Moreover, under the current statutory sunset provisions, the FDA generally may not award rare pediatric disease priority review vouchers after September 30, 2024. However, if the sponsor has received rare pediatric disease designation for a drug no later than September 30, 2024, the FDA may award a rare pediatric disease priority review voucher if the drug is approved by September 30, 2026.

If we or a business partner are unable to successfully develop, validate, obtain marketing authorization for and commercialize any companion diagnostic tests that are deemed necessary for the use of any of our product candidates, or experience significant delays in doing so, we may not be able to obtain marketing authorization for, or realize the full commercial potential of, one or more of our product candidates.

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

If a companion diagnostic is needed for a therapeutic product, the companion diagnostic is generally developed in conjunction with the clinical program for an associated therapeutic product. To date, the FDA has required premarket approval of the vast majority of companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a drug product, the FDA generally requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before such product can be commercialized (except in limited circumstances). Where a companion diagnostic must be used to identify patients who are likely to benefit from the therapeutic product, the therapeutic product’s labeling typically limits the use of the therapeutic product to only those patients who express the specific genetic alteration or other biomarker that the companion diagnostic was developed to detect. By contrast, complementary diagnostics are not typically referenced in the indications for the therapeutic product (i.e., the therapeutic product is not limited to use in biomarker positive patients) but the complementary diagnostic may be described in other areas of the therapeutic product labeling, such as when describing clinical study results for biomarker positive and negative patient subpopulations. While a complementary diagnostic is also typically developed in conjunction with the clinical program for an associated therapeutic product, the FDA may not require that the complementary diagnostic be approved before or concurrent with approval of the therapeutic product.

Development of a companion or complementary diagnostic could include additional meetings with regulatory authorities, such as a pre-submission meeting and the requirement to comply with the FDA’s investigational device exemption regulations for clinical studies involving the diagnostic. In the case of an investigational diagnostic that is designated as “significant risk device,” approval of an investigational device exemption application by an IRB and the FDA is required before such diagnostic may be used in conjunction with the clinical trials for a corresponding product candidate.

To be successful in developing, validating, obtaining approval of and commercializing a companion or complementary diagnostic, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development, testing, validation and manufacture of companion diagnostic tests for our therapeutic product candidates that require companion diagnostic tests or would benefit from complementary diagnostics, the application for and receipt of any required marketing authorizations and the commercial supply of these diagnostics. If these parties are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing authorization and we may not realize the full commercial potential of any of these therapeutics that obtain marketing authorization. For any product candidate for which a companion diagnostic is necessary to select patients who may benefit from use of the product candidate, any failure to successfully develop a companion diagnostic may cause or contribute to delayed enrollment of our clinical trials, and may prevent us from initiating a pivotal trial. In addition, the commercial success of any of our product candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required marketing authorizations and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies. There is no guarantee that physicians will adopt any particular companion diagnostic, be willing to understand how to use it, how to obtain reimbursement for it or how to explain it to patients or dedicate staff to using it. Any failure to do so could materially harm our business, results of operations and financial condition.

Even if we obtain marketing authorization for our product candidates, the terms of approvals, ongoing regulation of our products or other post-approval restrictions may limit how we manufacture and market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

Even if marketing authorization of a product candidate, such as tovorafenib, is granted, an approved product and the marketing authorization holder are subject to ongoing regulation by the FDA and other regulators. Regulators may impose post-marketing requirements and elicit post-marketing commitments, which may be onerous and subject us to ongoing review and extensive regulation. For example, the FDA may request or require post-marketing clinical studies, enhanced pharmacovigilance programs, additional reporting requirements and other obligations at the time of approval or after approval. The FDA also may impose a REMS under Section 505-1 of the FD&C Act in order to ensure that the benefits of our product candidates outweigh their risks. Additionally, either at the time or approval or after approval, the FDA could invoke its authority under Section 505(o) of the FD&C Act and require costly post-marketing safety studies, including clinical trials, and/or epidemiologic surveillance to monitor the safety of our approved products in order to assess a known risk related to the product, assess signals of serious risks related to the product or identify an unexpected serious risk when available data indicates the potential for a serious risk.

In addition, any product candidates for which we receive accelerated approval from the FDA are required to undergo one or more clinical trials to confirm the clinical benefit of the product. If confirmatory studies fail to meet their efficacy endpoints, the FDA may withdraw approval of the product pursuant to expedited withdrawal authorities. There is no assurance that any such product will successfully advance through its confirmatory clinical trial(s). Therefore, even if a product candidate receives accelerated approval from the FDA, such approval may be withdrawn at a later date.

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

Any product candidate for which we obtain marketing authorization, including tovorafenib, will be subject to ongoing enforcement of post-marketing requirements by regulatory agencies, and we could be subject to substantial penalties, including withdrawal of our product from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing authorization, such as tovorafenib, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

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

Non-compliance by us or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties. Further, if any of these actions were to occur, we may have to discontinue the commercialization of our product candidates, including tovorafenib, limit our sales and marketing efforts, conduct further post-approval studies and/or discontinue or change any other ongoing clinical studies, which in turn could result in significant expense and delay and/or limit our ability to generate sales revenues.

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

Our current and future relationships with customers and third-party payors may be subject to applicable anti-kickback, fraud and abuse, transparency, health privacy and other healthcare laws and regulations, which could expose us to significant penalties, including criminal, civil and administrative penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing authorization. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute, any products for which we obtain marketing authorization. Restrictions under applicable federal and state healthcare laws and regulations that may be applicable to our business include the following:

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes requirements on certain covered healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of such individually identifiable health information;
•
the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to teaching hospitals, as well as ownership and investment interests held by physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, as well as ownership and investment interests held by physicians and their immediate family members. Beginning January 1, 2021, manufacturers are required to collect information regarding payments and transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives for reporting in the following year. The reported information is made available on a public website; and
•
analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by state payors and non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing, including price increases. Certain state and local laws require the registration of pharmaceutical sales representatives. Certain state and non-U.S. laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, also govern the privacy and security of health information in some circumstances, thus complicating compliance efforts.

Efforts to ensure that our internal business processes and business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity reporting and oversight obligations and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil and administrative sanctions, including exclusions from government funded healthcare programs, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Existing, recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing authorization of and commercialize our product candidates and decrease the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing authorization of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing authorization.

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
•
expansion of healthcare fraud and abuse laws, including the False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•
extension of manufacturers’ Medicaid rebate liability;
•
expansion of eligibility criteria for Medicaid programs;
•
expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•
requirements to report financial arrangements with physicians, as defined by such law, and teaching hospitals;
•
a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•
a Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

There have been executive, judicial and Congressional challenges to repeal or replace certain aspects of the ACA, including measures taken during the Trump administration. The Trump administration released executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, since January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In November 2020, the U.S. Supreme Court held oral arguments on the U.S. Court of Appeals for the Fifth Circuit’s decision that held that the individual mandate is unconstitutional. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. In June 2021, the U.S. Supreme Court remanded the case with instructions to dismiss for lack of standing. However, the U.S. Supreme Court did not decide the ultimate issue of the validity of the individual mandate. Thus, there may be other efforts to challenge the individual mandate or to challenge, repeal or replace the ACA. It is unclear how the U.S. Supreme Court ruling, other such litigation and the healthcare reform measures of the current presidential administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the last presidential administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. The current presidential administration is also focused on drug pricing. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D. The IRA’s negotiation program will apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics), among other negotiation selection criteria. One statutory exemption from the negotiation program is for a drug that has only a single orphan drug designation and is approved only for an indication or indications within the scope of such designation. The negotiated prices, which for the first round of selected drugs announced August 29, 2023 will become effective in 2026, will be capped at a statutorily-determined ceiling price. The IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These IRA provisions will take effect progressively starting in 2023, although the drug negotiation provisions of the IRA are currently the subject of legal challenges. In addition, the Secretary of the HHS recently proposed testing three new models for pricing efficiency, including one that develops payment methods for drugs approved under accelerated approval, in consultation with the FDA, to encourage timely confirmatory trial completion and improve access to post-market safety and efficacy data with the goal of reducing Medicare spending on drugs that have no confirmed clinical benefit. Further, at the state level, individual states have increasingly introduced and passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including: restricting price, reimbursement, discounts, product access and marketing; imposing drug price and cost disclosure and transparency requirements; permitting importation from other countries; and encouraging bulk purchasing.

We expect that additional state and federal healthcare reform measures, including potentially significant additional changes to current drug pricing and reimbursement structures, will be adopted in the future, particularly if there is a change in presidential administration. Current and future reform measures may result in more rigorous coverage criteria and in additional downward pressure on the prices that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business and their party agents from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of such third party in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The U.S. Securities and Exchange Commission, or the SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

We could incur significant costs and liabilities which may adversely affect our financial condition and operating results for failure to comply with such laws and regulations, including, among other things, civil or criminal fines and penalties, property damage and personal injury claims, costs associated with upgrades to our facilities or changes to our operating procedures or injunctions limiting or altering our operations.

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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations prohibit, among other things, companies and their employees, agents, CROs, CMOs, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of these laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies and clinical trials and/or to obtain necessary permits, licenses, patent registrations and other marketing authorizations. We can be held liable for the corrupt or other illegal activities of our personnel, agents or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

Factors that may affect our ability to commercialize our product candidates, if approved, on our own include recruiting and retaining adequate numbers of effective sales, marketing and market access personnel, developing and producing adequate educational and marketing programs to increase public acceptance of our approved product candidates, ensuring regulatory compliance of our company, all communications and materials in the promotional domain, employees and third parties under applicable healthcare laws and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our product candidates upon approval. We may not be able to build an effective sales and marketing organization. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on our own. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may not generate revenues from them or be able to reach or sustain profitability.

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

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of tovorafenib and pimasertib, and any preclinical studies and clinical trials of any future product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Since such third parties partially control the progress of these trials, they may also publish the data related to these trials prior to obtaining or without our approval for doing so. Specifically, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. For example, in addition to the Phase 1 clinical trial run by Dana Farber Cancer Institute in collaboration with PNOC, the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research, is developing a group-wide clinical trial of tovorafenib in relapsed Langerhans cell histiocytosis. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing authorization process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. In addition, these third parties may be subject to supply chain or inflationary pressures that limit their ability to achieve anticipated timelines or result a greater cost to us. For example, we are aware of a shortage of non-human primates available for preclinical studies and although that is not expected to impact our current business if we begin new product development programs we could be subject to longer development times or difficulty completing necessary research. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible.

In addition, with respect to investigator-sponsored trials that may be conducted, we would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-sponsored clinical trials could have a material adverse effect on our efforts to obtain marketing authorization for our product candidates and the public perception of our product candidates. Additionally, the FDA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing or clinical data.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing authorizations for tovorafenib, pimasertib or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

The manufacture of pharmaceutical products, including our product candidates, such as tovorafenib, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

We do not have any manufacturing facilities, and we currently contract with certain third-party manufacturers in China. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture if any of our product candidates obtain marketing authorization. In addition, we expect to contract with analytical laboratories for release and stability testing of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts and cause the FDA to withdraw certain designations, including orphan drug designation. For example, we cannot be sure to what extent the supply chain issues caused by geopolitical uncertainty and public health epidemics, such as the COVID-19 pandemic, may impact our ability to procure sufficient supplies for the development of our product candidates and what, if any, impact that may have on our facilities and operations in the region, including but not limited to a decrease or disruption of production, increased costs of production or other interruptions in our supply chain. In addition, any disruption in production or inability of our manufacturers, specifically in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Any of these matters could materially adversely affect our business, financial condition and results of operations. In addition, disruptions in logistics routes and transportation capabilities could disrupt our supply chain. And, if we experience unexpected spikes in demand over time, we risk running out of our necessary supplies.

We entered into a manufacturing and supply agreement with Quotient for drug manufacturing of tovorafenib and a packaging agreement with Sharp Corporation, or Sharp, for the packaging and serialization of tovorafenib. Supply chain issues, such as those related to certain packaging material, may negatively impact our ability to package and deliver product candidates if not managed effectively. Moreover, if any of our existing or future contract manufacturers or suppliers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, which could negatively impact our results of operations and business.

We may be unable to enter into additional agreements with third-party manufacturers or suppliers or do so on favorable terms. Our anticipated reliance on a limited number of third party-manufacturers or suppliers exposes us to the following risks:

•
reliance on the third party for regulatory, compliance and quality assurance;
•
reliance on the third party for product development, analytical testing and data generation to support regulatory applications;
•
operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, the issuance of an FDA Form 483 notice or warning letter or other enforcement action by the FDA or other regulatory authority;
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

As we prepare for later-stage clinical trials and potential commercialization, we will need to take steps to increase the scale of production of our product candidates. We have not yet scaled up the manufacturing process for any of our product candidates apart from tovorafenib and may need to scale further to support future supply needs for any of our product candidates. Third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up or commercial activities. For example, if microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing authorization. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CMOs for clinical testing cannot perform as agreed, we may be required to replace such CMOs. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments or public health epidemics such as the COVID-19 pandemic. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

We rely on a limited number of suppliers, some of whom are our sole source for certain materials, and some of whom are based in foreign jurisdictions. Our small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, including inflation and changes in interest rates, potential instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, natural disasters, fire, acts of terrorism, pandemics, such as the COVID-19 pandemic, or other catastrophic events. Further, in the case of materials for which we have a sole supplier, even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions, which may adversely affect our business and results of operations.

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
•
collaborators may reassign manufacturing responsibilities to themselves or a new CMO, which would require that any new manufacturing facility also comply with cGMPs. The FDA or another regulator could decide to conduct an inspection of any new manufacturing facility and a material noncompliance could delay the launch of commercial manufacturing at such facility;
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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific, medical and commercial personnel. We are highly dependent on the development and management expertise of Jeremy Bender, Ph.D., M.B.A., our Chief Executive Officer, and Samuel Blackman, M.D., Ph.D., our Head of Research and Development, as well as the other members of our management team, other key employees and advisors. We currently do not maintain key person insurance on these individuals. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.

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

We had 155 full-time employees as of December 31, 2023. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our product candidates receives marketing authorization, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of tovorafenib, pimasertib or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing authorization of tovorafenib, pimasertib or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize tovorafenib, pimasertib, our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our employees, clinical trial investigators, CROs, CMOs, consultants, vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees and third parties that we rely on, including, clinical trial investigators, CROs, CMOs, consultants, vendors and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing (e.g., cGMP) and clinical practice (e.g., GCP) standards, (iii) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements and other healthcare laws and regulations in the United States and abroad, (iv) sexual harassment and other workplace misconduct, or (v) laws that require the true, complete and accurate reporting of financial information or data. In particular, research, sales, marketing and business arrangements in our industry are subject to a wide variety of laws and regulations that are intended to prevent fraud, misconduct, kickbacks and other abusive practices. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

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

Further, with respect to third parties, third parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control resources that any such third party will devote to our preclinical studies or our clinical trials. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting drug development activities, which could affect their performance on our behalf. Our reliance on third parties for drug development activities means that we will have less direct control over the conduct, timing and completion of studies and the management of data generated from such studies. Nonetheless, we remain responsible for ensuring that our studies and trials are conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards. In other words, our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the investigational plan and relevant protocols and that any such trial complies with GCP standards. If we or any of our CROs or any clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in those trials may be deemed unreliable. This may cause the FDA or other comparable foreign regulatory authorities to require us to perform additional clinical trials before approving our marketing applications. If any of the third parties we rely on violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, or other laws, actions may be instituted against us.

If any actions based on our conduct, our employees’ conduct or third-party conduct are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare, Medicaid and other federal healthcare programs, injunctions, private actions brought by individual whistleblowers in the name of the government, debarment or refusal to allow us to enter into government contracts, contractual damages, reputational harm, diminished profits and future earnings, additional integrity reporting and oversight obligations and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Additionally, there are risks that the third parties we rely on could become disqualified, debarred, suspended or otherwise penalized by the FDA or other comparable foreign regulatory authorities for violations of applicable regulatory requirements, in which case we may need to engage a substitute and may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

If our security measures are compromised, or our information technology systems or those of our CROs, CMOs, vendors, contractors, consultants or other third-party partners fail or suffer security breaches, cyber-attacks, loss or leakage of data or other disruptions, this could result in a material disruption of our development programs, compromise sensitive information related to our business or other personal information or prevent us from accessing critical information, potentially exposing us to liability, harm our reputation or otherwise adversely affecting our business.

In the ordinary course of business, we may collect, process, store and transmit proprietary, confidential and sensitive information (including but not limited to intellectual property, trade secrets, proprietary business information, personal information and protected health information, or PHI). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We depend on information technology and telecommunications systems for significant elements of our operations and we have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including, for example, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance and other infrastructure operations. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third parties with whom we work, as we rely on a number of third parties to operate our critical business systems and process confidential, proprietary and sensitive information.

Despite the implementation of security measures, given the size, complexity and increasing amounts of proprietary, sensitive and confidential information maintained by our internal information technology systems and those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners are potentially vulnerable to breakdown, service interruptions, system malfunction, accidents by our personnel or third-party partners, natural disasters, terrorism, global pandemics, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel or those of our CROs, CMOs, vendors, contractors, consultants, business partners and/or other third-party partners, or from cyber-attacks by malicious third parties (including through viruses, worms, malicious code, malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or lead to data leakage.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The increase of “work from home” in recent years has generally increased the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the increase of remote work to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or inappropriate disclosure of confidential, sensitive or proprietary information, we could incur liability and reputational damage and the further development and commercialization of tovorafenib, pimasertib or any future product candidates could be delayed. Any breach, loss or compromise of proprietary, sensitive or confidential information may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. For example, the California Consumer Privacy Act of 2018, or the CCPA, as amended by the California Privacy Rights Act, or the CPRA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences.

The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our CROs, CMOs, vendors, contractors, consultants and other third-party partners become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for tovorafenib, pimasertib or any other product candidates could result in delays in our marketing authorization efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our clinical trial subjects or personnel, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

We are required to comply with laws, rules and regulations that require us to maintain the security of personal information. We may have contractual and other legal obligations to notify relevant stakeholders of security breaches. Failure to prevent or mitigate cyber-attacks could result in the unauthorized access to sensitive, confidential or proprietary information. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with CROs, CMOs, vendors, contractors, consultants and other third-party partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these issues may not be successful and these issues could result in interruptions, delays, negative publicity, loss of customer trust or diminished use of our products, as well as other harms to our business and our competitive position. Remediation of any potential security breach may involve significant time, resources and expenses. Any security breach may result in regulatory inquiries, litigation or other investigations, and can affect our financial and operational condition.

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our systems, networks or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business or adversely affect our reputation.

We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or results in changes to insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand, grow our customer base and process, store and transmit increasingly large amounts of proprietary and sensitive data.

We are subject to stringent and changing laws, regulations and standards, and contractual obligations related to privacy, data protection and data security. The actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), fines and sanctions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We and third parties who we work with are or may become subject to numerous domestic and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security), the scopes of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection and data security. The actual or perceived failure by us or related third parties to comply with such obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability and otherwise cause a material adverse effect on our business, financial condition and results of operations.

In the United States, numerous federal and state laws and regulations, including federal health information privacy and security laws, federal and state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain protected health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil and criminal penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Washington state recently passed the My Health My Data Act, which is focused on the collection of consumer health data. The My Health My Data Act has a broader scope than HIPAA and includes a private right of action. There may be substantial regulatory action and litigation associated with the My Health Data Act once it becomes effective in early 2024.

The state of California recently enacted the CCPA, which creates new individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA, in effect since January 1, 2020, and most recently amended by the CPRA, is now in effect as of January 1, 2023 and enforced as of July 1, 2023, subject to the regulations promulgated through a newly created enforcement agency called the California Privacy Protection Agency, or the CPPA. The CCPA gives California residents expanded privacy rights, including the right to request correction, access and deletion of their personal information, the right to opt out of certain personal information sharing and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability. The CCPA has prompted several proposals for new federal and state-level privacy legislation, such as in Nevada, New Hampshire, Ohio, New York, Washington, Illinois and Nebraska, as well as in Virginia, which passed the Virginia Consumer Data Protection Act, or VCDPA (effective as of January 1, 2023), and Colorado, which enacted the Colorado Privacy Act, or CoPA (effective as of July 1, 2023). The VCDPA, CoPA and other such proposed legislation, if enacted, could increase our potential liability and compliance costs, and adversely affect our business.

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

Further, European data protection laws generally prohibit the transfer of personal information to countries outside of the EEA, UK and Switzerland, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal information from the EEA, UK, and Switzerland to the United States and other countries, they are or may become subject to legal challenges that, if successful, could invalidate these mechanisms, restrict our ability to process personal information of Europeans outside of Europe and adversely impact our business. For example, in July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, which enabled the transfer of personal information from EU to the U.S. for companies that had self-certified to the Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the CJEU did not invalidate the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to uncertainty regarding the use of such mechanisms for data transfers to the United States, and the CJEU made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The European Data Protection Board, or EDPB, issued additional guidance regarding the CJEU’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers. In June 2021, the European Commission adopted new Standard Contractual Clauses under the GDPR for transfers of personal data outside the EU to countries that the European Commission has not deemed to provide an adequate level of protection for such personal data. Effective July 10, 2023, the new EU-U.S. Data Privacy Framework, or the DPF, has been recognized as adequate under EU law to allow transfers of personal data from the EU to certified companies in the United States. However, the DPF is subject to further legal challenges which could cause the legal requirements for personal data transfers from the EU to the United States to become uncertain once again. While the DPF does not apply to the UK, on October 12, 2023, the UK government adopted an adequacy decision concluding that the United States ensures an adequate level of protection transferred from the UK to the United States under the UK Extension to the EU-U.S. Data Privacy Framework, or the UK DPF. We anticipate a similar adequacy decision from the Swiss government, or Swiss DPF. Both the UK DPF and the Swiss DPF could also be contested or otherwise affected by any challenges to the EU-U.S. DPF. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. In the EU and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of doing business in those regions.

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

Further, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K, within four business days of determining an incident is material.

We are or may become subject to the terms of external and internal privacy and security policies, representations, certifications and publications related to privacy and security.

Compliance with domestic and foreign privacy, data security and data protection laws, regulations and contractual and other obligations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. The actual or perceived failure to comply with domestic and foreign privacy, data privacy and data protection laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data security and data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our own or licensed patent applications will mature into issued patents, and cannot provide any assurances that any such patents, if issued, will include claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. Additionally, patents can be enforced only in those jurisdictions in which the patent has issued. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first nonprovisional U.S. filing. The natural expiration of a patent outside of the United States varies in accordance with provisions of applicable local law, but is generally 20 years from the earliest local filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

Even if we acquire patent protection that we expect should enable us to maintain competitive advantage, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Third parties, including competitors, may challenge the inventorship, scope, validity or enforceability thereof, which may result in such patents being narrowed, invalidated or held unenforceable. If issued, our patents may be challenged in patent offices in the United States and abroad, or in court. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of our patents, once issued. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our patent applications. We may become involved in opposition, reexamination, inter partes review, post-grant review, derivation, interference or similar proceedings in the United States or abroad challenging the claims of our patents, once issued. Furthermore, patents may be challenged in court, once issued. Competitors may claim that they invented the inventions claimed in such patents or patent applications prior to the inventors of our patents, or may have filed patent applications before the inventors of our patents did. A competitor may also claim that we are infringing its patents and that we therefore cannot practice our technology as claimed under our patent applications and patents, if issued. As a result, one or more claims of our patents may be narrowed or invalidated. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

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

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of our licensors may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or in-license in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents or the patents of our licensors by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review and inter partes review, or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could jeopardize patent term adjustment or otherwise reduce patent term, reduce the scope of or invalidate or render unenforceable, our patent rights, or allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Moreover, our patents or the patents of our licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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
•
we may fail to adequately protect and police our trademarks and trade secrets; and
•
we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

Although no third party has asserted a claim of patent infringement against us as of December 31, 2023, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

In addition, the agreements under which we license intellectual property or technology from third parties, including our licenses with Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Dana Farber Cancer Institute, Millennium Pharmaceuticals, Inc. and Merck KGaA, Darmstadt, Germany, are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we license prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

In spite of our best efforts, our licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek marketing authorization of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our collaborators were to initiate legal proceedings against a third-party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent or the patent of our licensors is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of sufficient written description, non-enablement or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

Third parties may also raise similar invalidity claims before the USPTO or patent offices abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review proceedings, post grant review proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity and/or unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our licensors and the patent examiners are unaware during prosecution. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or the patents and patent applications of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing product candidates, approved products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our product candidates, which could have a material adverse effect on our business.

Derivation proceedings may be necessary to determine priority of inventions, and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees from their regular responsibilities. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our development programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our product development, in-license needed technology or enter into development partnerships that would help us bring our product candidates to market.

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

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and/or those of our licensors and the enforcement or defense of our issued patents or those of our licensors, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced with respect to our patents or third-party patents. In addition, the U.S. Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. The Federal Circuit recently issued a decision that involves the interaction of patent term adjustment, or PTA, terminal disclaimers, and obviousness-type double patenting. This decision creates uncertainty to the patent terms of certain U.S. patents that share the same priority claim where one expires later than another due to accrued PTA. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future.

Additionally, starting from June 1, 2023, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the new unitary patent system.

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

Depending upon the timing, duration and specifics of FDA marketing authorization of our product candidates, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon marketing authorization of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and may launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Although we have pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of our licensors or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We rely in part on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

We have entered into or may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners and other third parties. We may become subject to litigation where a third party asserts that we or our employees inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

Currently, our intellectual property protection includes patents and patent applications that we have in-licensed from, among others, Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited and Merck KGaA, Darmstadt, Germany. Our exclusive and non-exclusive licenses may be subject to certain retained rights, which may adversely impact our competitive position. We do not control the prosecution and maintenance of several of the licensed patent portfolios; thus, we cannot assure you that the licensed patent families will be prepared, filed, prosecuted, or maintained in a manner consistent with the best interests of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Agreements.” Our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our product candidates.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Some of our own issued patents or pending patent applications may have been generated through the use of U.S. government funding, and we may acquire or license in the future intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our existing or future intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors.

Certain geo-political actions in the United States or other countries may increase the uncertainties and costs related to the prosecution or maintenance of our patent applications, or those of our current or future licensors, as mess and the maintenance, enforcement and defense of our issued patents or those of our current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Additionally, we are closely monitoring the unfolding events of the armed conflict in Israel which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business and results of operations. However, should these conflicts worsen or intensify, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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
•
if any product candidate we may develop receives marketing authorization, the timing and terms of such approval and market acceptance and demand for such product;
•
the timing and cost to establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing authorization and intend to commercialize on our own or jointly with future collaborators;
•
regulatory developments affecting current or future product candidates or products, if any, or those of our competitors;
•
the amount of expense or gain associated with the change in value of the success payments and contingent consideration;
•
changes in general market and economic conditions, such as due to rising interest rates, inflation, potential instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, global regional conflicts and public health epidemics, such as the COVID-19 pandemic;
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
•
changes in accounting principles;
•
natural disasters and other calamities;
•
general economic, industry and market conditions, including inflation, potential instability in the global banking system and uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, many of which are beyond our control;
•
other events or factors, including those resulting from global pandemics, such as the COVID-19 pandemic, or war, incidents of terrorism or responses to these events, including global regional conflicts; and
•
cybersecurity incidents.

In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, increase in inflation and changes in interest rates, as well as disruptions to the supply chain, that have been often unrelated or disproportionate to the operating performance of the issuer. Furthermore, the trading price of our common stock may be adversely affected by third parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

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

The holders of an aggregate of 87,227,132 shares of our outstanding common stock as of December 31, 2023 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of our outstanding options or vesting of outstanding restricted stock unit awards, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

Based on the beneficial ownership of our common stock as of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 49.5% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

The exclusive forum provision in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, or the underwriters of any offering giving rise to such claim, which may discourage lawsuits with respect to such claims.

Our restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

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

Section 22 of the Securities Act of 1933, as amended, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision, including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

General Risk Factors

We incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our products once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. The rules governing the standards that must be met for our management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly and complicated.

Any failure to maintain internal control over financial reporting, including any failure to implement required new or improved controls, or difficulties encountered in their implementation, could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we or our independent registered public accounting firm are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation, as well as the possibility of a recession or further economic downturn. Moreover, there have been recent concerns with respect to the stability of the global banking system. For example, on March 10, 2023, Silicon Valley Bank, or SVB, one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures and continued instability in the global banking system may adversely impact our business and financial condition. Likewise, the capital and credit markets may be adversely affected by global regional conflicts, and the possibility of wider or additional global conflicts, global sanctions imposed in response thereto or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company’s board of directors, or the Board, recognizes the critical importance of maintaining the trust and confidence of our patients, investors, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management, or ERM. The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing, mitigating and remediating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance,” the Board's oversight of cybersecurity risk management is supported by the Audit Committee of the Board, or the Audit Committee, which regularly interacts with the Company’s Head of Information Technology and other members of management, including members of management’s Data Privacy and Security Committee.

Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and processes that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Information Security: We implement organizational, administrative and technical measures based on commercially reasonable procedures using (i) industry standard information security measures prescribed for use by National Institute of Standards and Technology, (ii) security measures aligned with the ISO/IEC 27000 series of standards, (iii) the Sarbanes-Oxley Act and SSAE 18/ISAE 3402, (iv) privacy regulations such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act, (v) business continuity management measures aligned with the ISO/IEC 22301 standard and (vi) other generally recognized industry standards, in each case, designed to safeguard the confidentiality, integrity, and availability of our infrastructure and data and the resiliency of our operations.

Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education and Awareness: The Company provides regular, mandatory training for personnel and contractors regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

Risk and Readiness Assessments: The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Insurance: We maintain information security risk insurance coverage.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with members of the Data Privacy and Security Committee, which includes the Company’s Head of Information Technology.

The Head of Information Technology, in coordination with the Data Privacy and Security Committee, which includes our Chief Executive Officer, or CEO, Chief Operating and Financial Officer, or COO and CFO, and General Counsel, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Head of Information Technology and the Data Privacy and Security Committee monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

The Head of Information Technology has served in various roles in information technology and information security for over 20 years, including serving as Vice President, Information Technology at three public companies. The Head of Information Technology holds an undergraduate degree in Business Administration, Management Information Systems. The Company’s CEO, COO and CFO, and General Counsel each hold undergraduate and graduate degrees in their respective fields, and have extensive experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. If we were to experience a material cybersecurity incident in the future, such incidents may have a material effect, including on our operations, business strategy, results of operations or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the risk factor titled “If our security measures are compromised, or our information technology systems or those of our CROs, CMOs, vendors, contractors, consultants or other third-party partners fail or suffer security breaches, cyber-attacks, loss or leakage of data or other disruptions, this could result in a material disruption of our development programs, compromise sensitive information related to our business or other personal information or prevent us from accessing critical information, potentially exposing us to liability, harm our reputation or otherwise adversely affecting our business.”

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

Holders of Record

As of February 21, 2024, there were approximately 87,384,856 stockholders of record of our common stock based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act generally, except as shall be expressly set forth by specific reference in such filing.

The following graph shows the cumulative total return to our stockholders between May 27, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2023, in comparison to the Nasdaq Biotechnology Index, the Nasdaq Composite Index, and the Standard & Poor’s 500 Index. An initial investment of $100 and reinvestment of dividends is assumed to have been made in our common stock and in each index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of, or intended to forecast, future stock price performance.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For the comparison of the financial results for the fiscal years ended December 31, 2022 and 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 6, 2023. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Day One” refer to Day One Biopharmaceuticals, Inc.

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

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for people of all ages with life threatening diseases. We focus our initial clinical development efforts on pediatric patients living with cancer, a vulnerable population that has been underserved in the recent revolution in targeted therapeutics and immuno-oncology.

Our lead product candidate, tovorafenib, is an oral, brain-penetrant, highly selective type II rapidly accelerated fibrosarcoma, or RAF, kinase inhibitor. Tovorafenib has been studied in over 450 patients and has been shown to be generally well-tolerated as a monotherapy. Tovorafenib has demonstrated encouraging anti-tumor activity in pediatric and adult populations with specific genetic alterations that result in the over-activation of the mitogen-activated protein kinase, or MAPK, pathway leading to uncontrolled cell growth.

Tovorafenib was granted breakthrough therapy designation by the U.S. Food and Drug Administration, or the FDA, in August 2020 for the treatment of relapsed or refractory low-grade glioma, or pLGG, based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in patients with pLGG. Pediatric low-grade glioma is the most common brain tumor diagnosed in children. While new targeted therapeutic options have recently become available for patients with pLGG, there is no consensual standard of care and a vast majority of patients with pLGG do not yet have access to approved therapies. We received orphan drug designation for the treatment of malignant glioma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted rare pediatric disease designation to tovorafenib for treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration in July 2021.

We have initiated and fully enrolled a pivotal Phase 2 trial, or FIREFLY-1, of tovorafenib as a monotherapy for pediatric patients with relapsed or refractory low-grade glioma harboring an activating BRAF alteration. The first patient was dosed in FIREFLY-1 in May 2021, and we completed enrollment in the registrational arm in May 2022. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients once the primary cohort completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib in patients aged six months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion.

We reported new data from the registrational arm of the Phase 2 FIREFLY-1 trial at the American Society of Clinical Oncology annual meeting in June 2023. In addition, we submitted an updated clinical study report with an additional six months of safety and efficacy data to the FDA. The data demonstrated an overall response rate, or ORR, of 67% according to the Response Assessment for Neuro-Oncology-High Grade Glioma, or RANO-HGG (primary endpoint of the trial), in the 69 evaluable patients, comprising 12 confirmed complete responses, or CR, and 34 partial responses, or PR. We observed an additional 18 patients with a best response of stable disease, or SD, resulting in a clinical benefit rate of 93% (CR + PR + unconfirmed PR + SD of any duration).

Additional secondary analysis and exploratory endpoint analyses included the evaluation of responses according to the Response Assessment in Pediatric Neuro-Oncology Low-Grade Glioma, or RAPNO-LGG, and to the Response Assessment in Neuro-Oncology Low-Grade Glioma, or RANO-LGG. RAPNO-LGG data demonstrated an ORR of 51% in the 76 RAPNO-LGG-evaluable patients, comprising 28 PRs and 11 minor responses, or MR. We observed an additional 23 patients with a best response of SD, resulting in a clinical benefit rate of 82% (PR + unconfirmed PR + MR + unconfirmed MR + SD of any duration).

RANO-LGG data demonstrated an ORR of 53% in the 76 RANO-LGG-evaluable patients, comprising 20 PRs and 20 MRs. We observed an additional 23 patients with a best response of SD, resulting in a clinical benefit rate of 83% (PR + unconfirmed PR + MR + unconfirmed MR + SD of any duration). Safety data, based on 137 treated patients, indicated monotherapy tovorafenib to be generally well-tolerated. The vast majority of adverse events were Grade 1 or Grade 2, with the most common side effects reported related to tovorafenib being change in hair color (76%), anemia (59%), elevated creatine phosphokinase, or CPK, (58%), fatigue (55%) and vomiting (50%).

While tumor reduction is a key objective of any anticancer treatment, tumor stabilization is equally clinically meaningful for patients with pLGG, as both decrease the risk of immediate and long-term sequels in a disease that otherwise has a reasonable survival rate. A key therapeutic goal with a chronic, often inoperable tumor such as pLGG, is to achieve at least disease stabilization over a number of years, thus preventing unreversible damages to neighboring brain structures, until the tumor enters a state of spontaneous senescence, which usually occurs in young adulthood. In this particular context of achieving tumor control over several years, targeted therapies are perceived as beneficial given the lack of approved therapies for most patients with pLGG. We completed the rolling New Drug Application, or NDA, submissions for the tablet formulation and for the powder solution formulation of tovorafenib for the treatment of patients with relapsed or refractory pLGG in September 2023. The NDAs were accepted for filing and granted priority review by the FDA in October 2023, with a Prescription Drug User Fee Act, or PDUFA, target action date of April 30, 2024. The FDA indicated it does not plan to hold an advisory committee meeting to discuss the application.

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients aged 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia and Asia, with approximately 80 sites activated.

Our second product candidate, pimasertib, is an oral, highly selective small molecule inhibitor of mitogen-activated protein kinase kinases 1 and 2, or MEK, a well-characterized key signaling node in the MAPK pathway. Pimasertib has been studied in more than 10 Phase 1/2 clinical trials in over 850 patients with various tumor types, both as a monotherapy and in combination with standard of care therapies. Published preclinical studies indicated that pimasertib has higher central nervous system penetration than other MEK inhibitors.

We initiated an open-label, multicenter, Phase 1b/2a umbrella master trial, or FIRELIGHT-1, of tovorafenib as a monotherapy or in combination, which consists of two substudies. Substudy 1 is a Phase 2a trial of tovorafenib as a monotherapy in patients 12 years and older with relapsed, progressive, or refractory solid tumors harboring a MAPK pathway alteration. Despite observing responses with a generally well tolerated therapy, a limited duration of response in this rare patient population was observed. We decided in November 2023 to discontinue this monotherapy substudy and re-direct resources to other programs. Results from the substudy will be shared for presentation or publication after the final dataset becomes available. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib and pimasertib in patients 12 years and older with various MAPK-altered solid tumors. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, tumors with BRAF wild-type fusions, and tumors driven by KRAS alterations. In addition, some pediatric tumors may also benefit from a synergistic inhibition on the MAPK pathway. The first patient was dosed in May 2022 and patients are currently actively recruited in the combination dose-selection portion of the substudy. We anticipate defining a recommended phase 2 dose and schedule for use in the expansion cohorts within specific patient populations in the second half of 2024.

In August 2023, we entered into a research collaboration and license agreement, or the Sprint License Agreement, with Sprint Bioscience AB, or Sprint, a Swedish corporation located in Huddinge, Sweden. Under the Sprint License Agreement, Sprint granted to us an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of Vaccinia Related Kinase 1, or VRK1.VRK1 is a novel target involved in the regulation of cell division and DNA damage repair. Over-expression of VRK1 is linked to poor prognosis in a variety of adult and pediatric cancers, and VRK1 has been identified as a synthetic lethal target in tumors where expression of its paralog, VRK2, is lost. Silencing of VRK2 expression via promoter methylation has been noted in most high-grade gliomas and high-risk neuroblastomas, providing a concrete approach for selecting patients with tumors sensitive to VRK1 inhibition. Preclinical research activities to advance the VRK1 program are ongoing.

We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive worldwide rights to tovorafenib and to pimasertib for all therapeutic areas subject to certain milestone and royalty payments.

The following table summarizes our product candidate pipeline.

Since our inception in November 2018, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and building our pipeline; organizing and staffing our company; business planning; establishing and maintaining our intellectual property portfolio; establishing arrangements with third parties for the manufacture of our product candidates; raising capital; preparing for commercial launch; and providing general and administrative support for these operations. We do not have any products approved for commercial sale and have not generated any revenues from product sales or any other source and have incurred net losses since commencement of our operations. For the years ended December 31, 2023 and 2022, we reported a net loss of $188.9 million and $142.2 million, respectively. We had an accumulated deficit of $458.6 million and $269.7 million as of December 31, 2023 and 2022, respectively. We expect a significant increase in expenses and substantial losses for the foreseeable future as we continue our development of, and seek regulatory approvals for our product candidates, commercialize any approved products, and seek to expand our product pipeline and invest in our organization. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses that we did not incur as a private company.

To date, we have funded our operations through the sale of our redeemable convertible preferred shares, convertible notes and common stock in our initial public offering and subsequent public offerings.

Cash and cash equivalents and short-term investments totaled $366.3 million as of December 31, 2023. Based on our current operating plan, management believes we have sufficient capital resources to fund anticipated operations into 2026. Because of the numerous risks and uncertainties associated with product development, we may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

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

Significant Agreements

Takeda asset purchase agreement

On December 16, 2019, DOT Therapeutics-1, Inc., or DOT-1, our subsidiary, entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Pursuant to the Takeda Asset Agreement, DOT-1 purchased certain technology rights and know-how related to TAK-580 (which is now tovorafenib) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. DOT-1 also received clinical inventory supplies to use in our research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to DOT-1 its exclusive license agreement, or the Viracta License Agreement, with Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.), or Viracta. Takeda also granted DOT-1 a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. DOT-1 also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by DOT-1 in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of Conversion in connection with the Millennium Stock Exchange Agreement.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses as the technology does not have an alternative future use. As of December 31, 2023, we could be required to make additional milestone payments of up to $49.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country. No other milestones, except as discussed above, were achieved and due as of December 31, 2023.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, we made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. As of December 31, 2023, we could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

Research Collaboration and License Agreement with Sprint Bioscience AB

On August 15, 2023, we entered into a research collaboration and license agreement, or the Sprint License Agreement, with Sprint Bioscience AB, or Sprint, a Swedish corporation located in Huddinge, Sweden. Under the Sprint License Agreement, Sprint granted to us an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of Vaccinia Related Kinase 1, or VRK1.

We paid $3.0 million upfront in cash to Sprint, which was recorded as research and development expenses as the technology does not have an alternative future use. As of December 31, 2023, we could be required to make milestone payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

The term of the Sprint License Agreement will expire on a licensed product and country basis upon the expiration of the royalty term with respect to such licensed product and such country, unless terminated earlier. We have the right to terminate the Sprint License Agreement in its entirety, or on a licensed product-by-licensed product basis, at will upon a specified notice period.

Components of Results of Operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of external and internal expenses incurred for our research activities, including our discovery and in-licensing undertakings, and the development of our product candidates, tovorafenib, pimasertib and the VRK1 program.

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

We expense research and development expenses as incurred. We track external costs by program, which currently consist of expenses for our tovorafenib, pimasertib and VRK1 programs. We do not track indirect costs on a program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified.

Research and development activities are central to our business model. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to implement our business strategy; advance tovorafenib, pimasertib and VRK1 through clinical trials and conduct larger clinical trials; expand our research and development efforts; and identify, acquire and develop additional product candidates, particularly as more of our product candidates move into clinical development and later stages of clinical development.

The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot guarantee that results of clinical trials will be favorable or sufficient to support marketing authorizations for any of our product development programs. We could decide to abandon development or be required to spend considerable resources not otherwise contemplated. For additional discussion regarding the risks and uncertainties regarding our research and development programs, please refer to Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

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

Results of operations

Comparison of year ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$130,521	$85,618	$44,903	52.4%
General and administrative	75,543	61,291	14,252	23.3%
Total operating expenses	206,064	146,909	59,155	40.3%
Loss from operations	(206,064)	(146,909)	(59,155)	40.3%
Investment income, net	17,187	4,746	12,441	*
Other expense, net	(40)	(18)	(22)	*
Net loss attributable to common stockholders	$(188,917)	$(142,181)	$(46,736)	32.9%

* Amount and/or percentage not meaningful

Research and development expenses

Research and development expenses increased $44.9 million, from $85.6 million for the year ended December 31, 2022, to $130.5 million for the year ended December 31, 2023. In the year ended December 31, 2023, as compared to December 31, 2022, third-party expenses increased by $21.1 million, primarily due to an increase in clinical trial, manufacturing and other product development expenses, personnel related expenses, including share-based compensation, increased by $13.4 million resulting from additional headcount, and upfront and milestone expenses increased by $5.5 million due to the timing of payments.

The following table summarizes our external and internal research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$71,294	$50,175
Milestone payment related to the Viracta License Agreement	5,000	—
Milestone payment related to the MRKDG License Agreement	—	2,500
Upfront payment related to the Sprint License Agreement	3,000	—
Other research and development costs	8,465	3,598
Internal costs:
Employee related expenses	42,762	29,345
Total research and development expenses	$130,521	$85,618

(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib (DAY 101) program, the pimasertib program, and the VRK1 program were $65.5 million, $4.1 million, and $1.8 million, respectively, for year ended December 31, 2023, compared to $43.2 million, $6.9 million, and $0, respectively, for the year ended December 31, 2022.

General and administrative expenses

General and administrative expenses increased $14.2 million, from $61.3 million for the year ended December 31, 2022 to $75.5 million for the year ended December 31, 2023. In the year ended December 31, 2023, as compared to December 31, 2022, personnel related expenses, including share-based compensation, increased by $14.0 million resulting from additional headcount and professional services, legal and insurance expenses increased by $1.0 million driven by the build out of commercial capabilities and continued expansion of business operations.

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

We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of December 31, 2023.

In June 2022, we completed a follow-on offering and issued and sold 11,500,000 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 1,500,000 shares of common stock) at a price to the public of $15.00 per share for net proceeds of approximately $161.6 million, after deducting underwriting discounts, commissions and offering costs.

In June 2021, we completed our initial public offering, or IPO, and sold an aggregate of 11,500,000 shares of common stock at a price to the public of $16.00 per share, which included 1,500,000 shares issued upon the full exercise by the underwriters in May 2021 of their option to purchase additional shares of common stock. We received aggregate net proceeds from the IPO of $167.0 million, after deducting underwriting discounts, commissions, and offering costs of $17.0 million. Prior to our IPO, we had funded our operations through the sale of our redeemable convertible preferred shares and convertible notes. We had previously raised approximately $192.0 million in gross proceeds from the sale and issuance of our Series A and Series B redeemable convertible preferred shares and convertible notes.

As of December 31, 2023, we had an accumulated deficit of $458.6 million and $366.3 million in cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our cash requirements over the next 12 months and into 2026.

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

Leases

We have an operating lease obligation for office space. As of December 31, 2023, we had fixed lease payment obligations of approximately $0.4 million, which are payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We have entered into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of December 31, 2023, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

We have entered into licensing agreements which require us to pay milestones contingent upon meeting of specific events. We made milestone payments of $5.0 million to Viracta related to the acceptance of our NDAs by the FDA in the year ended December 31, 2023 and $2.5 million to Merck related to the first dosing of a patient in a first clinical trial of a product containing pimasertib in the year ended December 31, 2022. We are required to pay royalties on sales of products developed under these license agreements. All our products are in development as of December 31, 2023 and no such royalties are due. As of December 31, 2023, we do not have any contingent payment obligations since the amount, timing and likelihood of such payments are not known.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(146,853)	$(109,874)
Net cash provided by (used in) investing activities	128,378	(255,074)
Net cash provided by financing activities	163,997	165,901
Net increase (decrease) in cash and cash equivalents	$145,522	$(199,047)

Operating activities

Net cash used in operating activities for the year ended December 31, 2023 was $146.9 million, consisting of our net loss of $188.9 million, changes of approximately $9.5 million in net operating assets and liabilities and by non-cash charges of $32.6 million, which is primarily comprised of share-based compensation expense of $39.3 million. Changes in operating assets and liabilities were primarily related to an increase in accrued expenses and other current liabilities of $10.6 million and accounts payable of $2.3 million and a decrease in deposits and other long-term assets of $0.3 million. This was partially offset by an increase of prepaid expenses and other current assets of $3.3 million and a decrease of operating lease liabilities of $0.4 million.

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

Investing activities

Net cash provided by investing activities for the year ended December 31, 2023 was $128.4 million attributable to the proceeds from the maturity of short-term investments of $575.4 million. This was partially offset by the purchase of short-term investments of $443.8 million, cash paid for acquired in-process research and development assets of $3.0 million, and cash paid for the purchase of property and equipment of $0.2 million.

Net cash used in investing activities for the year ended December 31, 2022 was $255.1 million attributable to the purchase of short-term investments and property and equipment expenditures of $0.4 million. This was partially offset by the proceeds from the maturity of short-term investments of $0.1 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2023 was $164.0 million, primarily attributable to the net proceeds from the issuance of common stock in connection with our June 2023 follow-on offering of common stock. Additionally, there was $2.6 million of net cash provided by financing activities related to proceeds from the issuance of common stock upon stock option exercises and purchases made under our 2021 Employee Stock Purchase Plan.

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

As a result of anticipated expenditures, we will need to obtain substantial additional financing in connection with our continuing operations. Until such time that we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholder ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholder rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, changing interest rates, potential instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto with respect to the federal budget, global regional conflicts, public health epidemics, or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

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

While our significant accounting policies are described in more detail in the Notes to our Consolidated Financial Statements appearing within Item 8 of this Annual Report, we believe that the following accounting policy is the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued research and development expense

We record accrued liabilities for estimated costs of our clinical trials conducted by third-party service providers. We record the estimated costs of the clinical trials as research and development expense based upon the estimated amount of services provided but not yet invoiced. We accrue for these costs based on factors such as estimates of the work completed and in accordance with terms established with our third-party service providers under the service agreements.

We make payments in connection with the clinical trials under contracts with CROs who conduct and manage our clinical trials. The financial terms of these contracts are subject to negotiation, which vary by contract and may result in payments that do not match the periods over which materials or services are provided. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. We accrue costs for clinical trial activities performed by CROs based upon the estimated amount of work completed on each trial. For clinical trials, the significant factors used in estimating accruals include the number of patients enrolled, the activities to be performed for each patient, the number of active clinical sites and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms. We base our estimates on the best information available at the time.

If we do not identify costs that have begun to be incurred or if we under- or over-estimate the level of services performed or the costs of these services, actual expenses could differ from our estimates. To date, we have not experienced any material differences between accrued costs and actual costs incurred. However, due to the nature of estimates, we cannot assure that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

New Accounting Pronouncements

Refer to Note 2 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of recently issued and adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2023 and 2022, we had cash, cash equivalents and short-term investments of $366.3 million, and $342.3 million, respectively. This consisted of interest-bearing money market funds and investments in U.S. treasury securities and U.S. government agency securities, which create an exposure to interest rate risk. A hypothetical 100 basis point increase or decrease in interest rates as of December 31, 2023 and 2022 would not have resulted in a material effect on the fair market value of our cash, cash equivalents and short-term investments. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is set forth in the consolidated financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Policies and Arrangements

The Company’s directors and Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended December 31, 2023, three of the Company’s Section 16 officers, including the Company’s Chief Executive Officer, who also serves as a member of the Company’s board of directors, adopted new Rule 10b5-1 Plans. The Plans (as defined below) were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.

On October 3, 2023, Jeremy Bender, our Chief Executive Officer and a member of our board of directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Bender Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of our common stock. The Bender Rule 10b5-1 Plan was entered into during an open trading window in accordance with our policies regarding transactions in our securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Bender Rule 10b5-1 Plan provides for the potential sale of shares of our common stock, including upon the vesting and settlement of restricted stock units/vesting and exercise of stock options, so long as the market price of our common stock is higher than certain minimum threshold prices specified in the Bender Rule 10b5-1 Plan, between January 2, 2024 and October 5, 2024. The aggregate number of shares of common stock that will be available for sale under the Bender Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale is approximately 496,250, which reflects the aggregate maximum number of shares underlying Jeremy Bender’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations. The Bender Rule 10b5-1 Plan expires on October 5, 2024.

On October 10, 2023, Samuel Blackman, our Head of Research and Development, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Blackman Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of our common stock. The Blackman Rule 10b5-1 Plan was entered into during an open trading window in accordance with our policies regarding transactions in our securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Blackman Rule 10b5-1 Plan provides for the potential sale of shares of our common stock, including upon the vesting and settlement of restricted stock units, so long as the market price of our common stock is higher than certain minimum threshold prices specified in the Blackman Rule 10b5-1 Plan, between January 9, 2024 and December 31, 2024. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale is approximately 360,000. The Blackman Rule 10b5-1 Plan expires on December 31, 2024.

On October 6, 2023, Charles York, our Chief Financial Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “York Rule 10b5-1 Plan” and collectively with the Bender Rule 10b5-1 Plan and Blackman Rule 10b5-1 Plan, the “Plans”) under the Exchange Act for the sale of shares of our common stock. The York Rule 10b5-1 Plan was entered into during an open trading window in accordance with our policies regarding transactions in our securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The York Rule 10b5-1 Plan provides for the potential sale of shares of our common stock, including upon the vesting and settlement of restricted stock units/vesting and exercise of stock options, so long as the market price of our common stock is higher than certain minimum threshold prices specified in the York Rule 10b5-1 Plan, between January 5, 2024 and October 10, 2024. The aggregate number of shares of common stock that will be available for sale under the York Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale is approximately 228,743, which reflects the aggregate maximum number of shares underlying Charles York’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations. The York Rule 10b5-1 Plan expires on October 10, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

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

(3) Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation, dated June 1, 2021, as amended June 22, 2023.	10-Q	001-40431	August 7, 2023

3.2	Amended and Restated Bylaws, dated February 17, 2023.	8-K	001-40431	February 23, 2023

3.3	Certificate of Ownership and Merger, dated December 23, 2021	10-K	001-40431	March 7, 2022

4.1	Form of Common Stock Certificate	S-1/A	333-255754	May 24, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated February 1, 2021, by and among Day One Biopharmaceuticals Holding Company, LLC and certain of its stockholders.	S-1	333-255754	May 4, 2021

4.3	Description of Registrant’s Securities	10-K	001-40431	March 7, 2022

10.1^	Form of Indemnification Agreement with directors and officers	S-1	333-255754	May 4, 2021

10.2^	Form of Change in Control and Severance Agreement	10-K	001-40431	March 7, 2022

10.3^	2021 Equity Incentive Plan and forms of award agreements	S-8	333-276372	January 4, 2024

10.4^	2021 Employee Stock Purchase Plan and forms of award agreements	S-8	333-276372	January 4, 2024

10.5^	2022 Equity Inducement Plan and forms of agreement	S-8	333-268071	October 31, 2022

10.6†	Office Lease, dated April 1, 2022, by and between Aircraft Technical Publishers, a California corporation, and Day One Biopharmaceuticals, Inc.	10-Q	001-40431	August 4, 2022

10.7†	Asset Transfer and License Agreement, effective as of December 16, 2019, by and between DOT Therapeutics-1, Inc. and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.8†	License Agreement for RAF, effective as of December 16, 2019, by and between Sunesis Pharmaceuticals, Inc. and DOT Therapeutics-1, Inc.	S-1	333-255754	May 4, 2021

10.9†	License Agreement, dated February 10, 2021, by and between Merck KGaA, Darmstadt, Germany and Day One Biopharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.10	Stock Exchange Agreement, dated May 4, 2021, by and between Day One Biopharmaceuticals Holding Co., LLC and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm				X

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as				X

Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	X

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: February 26, 2024	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President (Principal Executive Officer)

DAY ONE BIOPHARMACEUTICALS, INC.

Date: February 26, 2024	By:	/s/ Charles N. York II, M.B.A.
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

Name	Title	Date

/s/ Jeremy Bender, Ph.D., M.B.A.	Chief Executive Officer and President (Principal Executive Officer)	February 26, 2024
Jeremy Bender, Ph.D., M.B.A.

/s/ Charles N. York II, M.B.A.	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2024
Charles N. York II, M.B.A.

/s/ Garry Nicholson, M.B.A.	Chair and Director	February 26, 2024
Garry Nicholson

/s/ Dan Becker, M.D., Ph.D.	Director	February 26, 2024
Dan Becker, M.D., Ph.D.

/s/ Habib Dable	Director	February 26, 2024
Habib Dable

/s/ Scott Garland	Director	February 26, 2024
Scott Garland

/s/ Michael Gladstone	Director	February 26, 2024
Michael Gladstone

/s/ William Grossman, M.D., Ph.D.	Director	February 26, 2024
William Grossman, M.D., Ph.D.

/s/ Natalie Holles	Director	February 26, 2024
Natalie Holles

/s/ John A. Josey, Ph.D., M.B.A.	Director	February 26, 2024
John A. Josey, Ph.D., M.B.A.

/s/ Saira Ramasastry, M.S., M.Phil.	Director	February 26, 2024
Saira Ramasastry, M.S., M.Phil.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Day One Biopharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheet of Day One Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2023, and the related statements of operations, of comprehensive loss, of redeemable convertible preferred shares, redeemable noncontrolling interest and stockholders’ equity/members’ (deficit) and of cash flows for the year then ended, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Clinical Trial Expenses

As described in Notes 2 and 4 to the financial statements, the Company records accrued liabilities for estimated costs of clinical trials conducted by third-party service providers. As disclosed by management, these costs are accrued based on factors such as estimates of the work completed and in accordance with terms established with third-party service providers under the service agreements. Management makes judgments and estimates in determining the accrued liabilities for estimated costs of clinical trials each reporting period and monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with clinical research organizations (“CROs”) and review of contractual terms. Within accrued expenses and other current liabilities, management has recorded $12.6 million of accrued research and development expenses as of December 31, 2023, a portion of which relates to accrued clinical trial expenses.

The principal considerations for our determination that performing procedures relating to accrued clinical trial expenses is a critical audit matter are (i) the significant judgment by management when developing the estimate of the accrued clinical trial expenses; and (ii) a high degree of auditor judgment and effort in performing procedures related to management’s estimate of the accrued clinical trial expenses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of accrued clinical trial expenses, including controls over the estimates of the work completed in accordance with terms established with third-party service providers under the service agreements. These procedures also included, among others, (i) testing management’s process for estimating accrued clinical trial expenses, (ii) evaluating the appropriateness of the method used by management to develop the estimate, (iii) testing the completeness and accuracy of the data used by management to develop the estimate related to invoicing to date under the contracts and costs incurred for services received, and (iv) evaluating the reasonableness of the estimated costs incurred for the services which have not been invoiced by tracing to underlying supporting documentation, such as underlying contracts, invoices and information received from certain third party service providers, where applicable.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 26, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Members, and the Board of Directors of Day One Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Day One Biopharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred shares, redeemable noncontrolling interest and stockholders’ equity/members’ (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2021 to 2023.

San Mateo, California

March 6, 2023

member firm of Ernst & Young Global Limited

Day One Biopharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$230,784	$85,262
Short-term investments	135,563	257,007
Prepaid expenses and other current assets	8,927	5,605
Total current assets	375,274	347,874
Property and equipment, net	208	20
Operating lease right-of-use asset	352	699
Deposits and other long-term assets	214	469
Total assets	$376,048	$349,062
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,576	$260
Accrued expenses and other current liabilities	26,524	15,950
Current portion of operating lease liabilities	408	405
Total current liabilities	29,508	16,615
Long-term portion of lease liabilities	—	408
Total liabilities	29,508	17,023
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 87,227,132 and 73,458,176 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	9	7
Additional paid-in-capital	805,107	601,771
Accumulated other comprehensive gain (loss)	9	(71)
Accumulated deficit	(458,585)	(269,668)
Total stockholders’ equity	346,540	332,039
Total liabilities and stockholders' equity	$376,048	$349,062

The accompanying notes are an integral part of these consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Operating expenses:
Research and development	$130,521	$85,618	$43,584
General and administrative	75,543	61,291	29,159
Total operating expenses	206,064	146,909	72,743
Loss from operations	(206,064)	(146,909)	(72,743)
Investment income, net	17,187	4,746	4
Other expense, net	(40)	(18)	(15)
Net loss	(188,917)	(142,181)	(72,754)
Net loss attributable to redeemable convertible noncontrolling interest	—	—	(2,109)
Exchange of redeemable noncontrolling interest shares – deemed dividend	—	—	(99,994)
Net loss attributable to common stockholders/members	$(188,917)	$(142,181)	$(170,639)
Net loss per share, basic and diluted	$(2.37)	$(2.17)	$(4.62)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	79,773,004	65,466,773	36,960,569

The accompanying notes are an integral part of these consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(188,917)	$(142,181)	$(72,754)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	80	(71)	—
Total comprehensive loss	$(188,837)	$(142,252)	$(72,754)

The accompanying notes are an integral part of these consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Consolidated Statements of Redeemable Convertible Preferred Shares, Redeemable Noncontrolling Interest and
Stockholders’ Equity/ Members’ (Deficit)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Shares		Redeemable Noncontrolling	Common Stock		Common Shares		Incentive Shares		Additional Paid-In	Accumulated Other	Accumulated	Stockholders' Equity/Members'
	Shares	Amount	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Deficit	(Deficit)
Balance at December 31, 2020	22,851,257	$91,964	$5,702	—	$—	6,035,869	$2,000	4,112,017	$637	$—	$—	$(56,842)	$(54,205)
Issuance of Series B redeemable convertible preferred shares for cash, net of issuance costs of $243	9,638,141	129,757	—	—	—	—	—	—	—	—	—	—	—
Issuance of incentive shares	—	—	—	—	—	—	—	2,959,795	—	—	—	—	—
Cancellations of incentive shares	—	—	—	—	—	—	—	(265,596)	—	—	—	—	—
Conversion of redeemable convertible preferred, common, and incentive shares into common stock	(32,489,398)	(221,721)	—	43,958,557	4	(6,035,869)	(2,000)	(6,806,216)	(1,175)	224,892	—	—	221,721
Conversion of redeemable noncontrolling interest to common stock	—	—	(3,593)	6,470,382	1	—	—	—	—	3,592	—	—	3,593
Common stock issued in IPO, net of issuance costs of $16,995	—	—	—	11,500,000	1	—	—	—	—	167,044	—	—	167,045
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	—	23,353	—	—	—	—	—	318	—	—	318
Share-based compensation expenses	—	—	—	—	—	—	—	—	538	12,783	—	—	13,321
Net loss attributable to redeemable noncontrolling interest	—	—	(2,109)	—	—	—	—	—	—	—	—	—	—
Net loss attributable to common stockholders/members	—	—	—	—	—	—	—	—	—	—	—	(70,645)	(70,645)
Balance at December 31, 2021	—	$—	$—	61,952,292	$6	—	$—	—	$—	$408,629	$—	$(127,487)	$281,148
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,864	—	—	—	11,500,000	1	—	—	—	—	161,609	—	—	161,610
Issuance of common stock upon exercise of stock options	—	—	—	235,474	—	—	—	—	—	3,649	—	—	3,649
Issuance of common stock upon release of restricted stock units	—	—	—	79,441	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	97,413	—	—	—	—	—	642	—	—	642
Unvested common stock forfeiture	—	—	—	(406,444)	—	—	—	—	—	—	—	—	—
Share-based compensation expenses	—	—	—	—	—	—	—	—	—	27,242	—	—	27,242
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(71)	—	(71)
Net loss attributable to common stockholders/members'	—	—	—	—	—	—	—	—	—	—	—	(142,181)	(142,181)
Balance at December 31, 2022	—	$—	$—	73,458,176	$7	—	$—	—	$—	$601,771	$(71)	$(269,668)	$332,039
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,827	—	—	—	13,269,231	2	—	—	—	—	161,407	—	—	161,409
Issuance of common stock upon exercise of stock options	—	—	—	88,459	—	—	—	—	—	1,338	—	—	1,338
Issuance of common stock upon release of restricted stock units	—	—	—	317,245	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	115,421	—	—	—	—	—	1,250	—	—	1,250
Unvested common stock forfeiture	—	—	—	(21,400)	—	—	—	—	—	—	—	—	—
Share-based compensation expenses	—	—	—	—	—	—	—	—	—	39,341	—	—	39,341
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	80	—	80
Net loss attributable to common stockholders	—	—	—	—	—	—	—	—	—	—	—	(188,917)	(188,917)
Balance at December 31, 2023	—	$—	$—	87,227,132	$9	—	$—	—	$—	$805,107	$9	$(458,585)	$346,540

The accompanying notes are an integral part of these consolidated financial statements.

Day One Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(188,917)	$(142,181)	$(72,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development assets	3,000	—	8,000
Share-based compensation expense	39,341	27,242	13,321
Depreciation expense	36	63	20
Accretion of discounts on short-term investments, net	(10,078)	(2,030)	—
Amortization of operating right-of-use assets	347	468	179
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,322)	(546)	(3,717)
Deposits and other long-term assets	255	(300)	(62)
Accounts payable	2,316	(1,484)	1,542
Accrued expenses and other current liabilities	10,574	9,241	5,114
Operating lease liabilities	(405)	(347)	(182)
Net cash used in operating activities	(146,853)	(109,874)	(48,539)
Cash flows from investing activities
Cash paid for purchase of short-term investments	(443,838)	(394,206)	—
Proceeds from maturity of short-term investment	575,440	139,158	—
Cash paid for purchase of property and equipment	(224)	(26)	—
Cash paid for acquired in-process research and development assets	(3,000)	—	(8,000)
Net cash provided by (used) in investing activities	128,378	(255,074)	(8,000)
Cash flows from financing activities
Proceeds from issuance of Series B redeemable convertible preferred shares, net of issuance costs	—	—	129,757
Proceeds from issuance of common stock, net	161,409	161,610	167,045
Proceeds from issuance of common stock upon stock option exercises	1,338	3,649	—
Proceeds from issuance of common stock upon ESPP purchase	1,250	642	318
Net cash provided by financing activities	163,997	165,901	297,120
Net increase (decrease) in cash and cash equivalents	145,522	(199,047)	240,581
Cash and cash equivalents, beginning of period	85,262	284,309	43,728
Cash and cash equivalents, end of period	$230,784	$85,262	$284,309
Supplemental disclosures of noncash activities
Lease liability obtained in exchange for right-of-use asset	—	$940	$—
Exchange of 45,331,483 preferred, common, and incentive shares in connection with the Conversion (Note 1)	$—	$—	$224,892
Exchange of redeemable convertible noncontrolling interest to 6,470,382 shares of common stock (Note 11)	$—	$—	$3,592

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

In connection with the IPO and the Conversion, pursuant to the terms of the Millennium Stock Exchange Agreement and the Conversion, Millennium Pharmaceuticals, Inc. exchanged 9,857,143 shares of Series A redeemable convertible preferred stock of DOT-1, a subsidiary of Day One Holding LLC, for 6,470,382 shares of common stock of the Company, or the Exchange.

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

Risks and Uncertainties

The Company is subject to risks common to early-stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to clinical effectiveness of the product, commercialization of products, regulatory approvals, dependence on key products, key personnel and third-party service providers such as contract research organizations (“CROs”), protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and include the accounts of the Company’s subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Prior to December 31, 2021, the Company consolidated its Subsidiaries. Effective December 31, 2021, the Company's board of directors approved the Merger of the Subsidiaries with and into the Company, with the Company being the surviving corporation (refer to the section “Organization and Business”). Because the Merger did not constitute a change in the reporting entity, as defined in Accounting Standard Codification, or ASC, 250, Accounting changes and error corrections, the Company has reported the assets and liabilities transferred from its Subsidiaries at historical carrying value, prospectively from December 31, 2021.

Subsequent to December 31, 2021, amounts presented in the financial statements are unconsolidated as the Company had no subsidiaries.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in ASC and Accounting Standards Updates, or ASU, of the Financial Accounting Standards Board, or FASB.

Going Concern

The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Topic 205-40, Presentation of Financial Statements—Going Concern, which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that its annual and interim financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. Determining the extent, if any, to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by management.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents consist of investments in money market funds, U.S. government agency securities, and U.S. treasury securities. Cash equivalents are recognized at amortized cost, which approximates fair value.

Investments

The Company’s investments are comprised of U.S. treasury securities and U.S. government agency securities. Investments are classified at the time of purchase, based on management’s intent, as held-to-maturity, available-for-sale, or trading. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with unrealized holdings gains and losses (net of tax effects) on such investments reported in other comprehensive income as a separate component on the consolidated statements of comprehensive loss. Fair value is determined based on quoted market rates when observable or by utilizing data points that are observable, such as quoted prices, interest rates, and yield curves.

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

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets ranging from three to five years, and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. As of December 31, 2023 and 2022, property and equipment, net was not material. Depreciation expense for each of the years ended December 31, 2023, 2022, and 2021 was immaterial.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived asset group, which consist of property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, no impairments have been recognized in the consolidated financial statements.

Research and Development Expenses

Research and development expenses consist of costs associated with acquiring technology and intellectual property licenses that have no alternative future uses; costs incurred under agreements with third-party contract research organizations, contract manufacturing organizations and other third parties that conduct clinical trials on the Company’s behalf; other costs associated with research and development programs, including laboratory materials and supplies; employee-related costs, including salaries, benefits and share-based compensation expense, for the Company’s research and development personnel; and facilities and other overhead expenses, including expenses for rent and facilities maintenance, and amortization. The Company expenses research and development costs as incurred. The Company is obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed, or such time when the Company does not expect the goods to be delivered or services to be performed.

Accrued Research and Development Expenses

The Company records accrued liabilities for estimated costs of our clinical trials conducted by third-party service providers. The Company records the estimated costs of the clinical trials as research and development expense based upon the estimated amount of services provided but not yet invoiced. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with terms established with third-party service providers under the service agreements. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred.

The Company makes payments in connection with the clinical trials under contracts with contract research organizations who conduct and manage our clinical trials. The financial terms of these contracts are subject to negotiation, which vary by contract and may result in payments that do not match the periods over which materials or services are provided. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. In the event the Company makes advance payments for goods or services that will be used or rendered for future research and development activities, the payments are deferred and capitalized as a prepaid expense and recognized as expense as the goods are received or the related services are rendered. Such payments are evaluated for current or long-term classification based on when they are expected to be realized.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty of the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the consolidated statements of operations.

Redeemable Convertible Preferred Shares

The Company recorded redeemable convertible preferred shares at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred shares were recorded outside of members’ deficit because while they were not mandatorily redeemable, in the event of a deemed liquidation event, which was outside of the Company’s control, the proceeds were distributed first to the redeemable convertible preferred stockholders in accordance with their liquidation preferences. The Company had not adjusted the carrying values of the redeemable convertible preferred shares to their liquidation preferences because it is uncertain whether or when a deemed liquidation event would occur that would obligate it to pay the liquidation preferences to holders of redeemable convertible preferred shares. Redeemable convertible preferred shares were all converted to common stock shares upon the closing of the IPO in May 2021.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represented the portion of equity (net assets) in DOT-1 that was neither directly nor indirectly attributable to the Company. Redeemable noncontrolling interest is classified as temporary equity because preferred shares issued to a holder contained certain redemption features that were not solely within the control of the Company. Redeemable noncontrolling interest was extinguished as part of the Exchange in May 2021.

Share-Based Compensation

Prior to the IPO, the Company recognized share-based compensation expense based on the estimated fair value of all share-based awards, incentive shares and restricted share awards, on the date of grant using the option-pricing model. The option-pricing model requires the input of subjective assumptions, including the fair value of the underlying common shares, the expected term of the award, the expected volatility, risk-free interest rates, and the dividend yield. In determining the fair value of common shares, the methodologies used to estimate the enterprise value were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The participation threshold amounts for the profit interest in the LLC were determined by the board of directors, at the time of grant. The expected life of the awards granted during the period was determined based on an expected time to the liquidation event. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant consistent with the life of the award. The expected volatility was based on a peer group in the industry in which the Company did business consistent with the expected time to liquidity. The dividend yield was set at zero as the underlying security did not and was not expected to pay a dividend.

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
•
Expected Term—The expected term represents the period that the share-based awards are expected to be outstanding. The expected term for stock options is calculated using the simplified method, as the weighted-average vesting term of the award and the award’s contract period (generally 10 years). The Company utilizes this method due to lack of historical exercise data and the plain-vanilla nature of the Company’s service condition share-based awards. For the Company's performance condition stock option awards, the Company calculated the expected term by taking into consideration the options' contractual life, the timing of when milestones are expected to be achieved, and the expected exercise period by a holder from the vesting date until the contractual term (generally 10 years).
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

The Company uses the straight-line attribution method for recognizing share-based compensation expense for awards with service condition. The Company recognizes share-based compensation expense for awards with performance conditions when it is probable that the condition will be met, and the award will vest. The Company recognizes forfeitures by reducing the expense in the same period the forfeitures occur. The Company classifies share-based compensation expense in the consolidated statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

Income Taxes

Prior to the IPO, the Company was treated as a partnership for tax purposes under the Internal Revenue Code with two corporate subsidiaries. Prior to the Conversion, the members of the Company, formerly Day One Biopharmaceuticals Holding Company, LLC, were taxed directly on their respective ownership interests and activity in Day One Biopharmaceuticals Holding Company, LLC. The Company’s consolidated corporate subsidiaries accounted for income taxes under the asset and liability method, as discussed below.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which requires incremental disclosure of segment information on an interim and annual basis. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application to all prior periods presented in the financial statements is required for public entities. The Company is currently evaluating the effect of this update on its financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures by requiring disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the effect of this update on its financial statement disclosures.

3. Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of December 31, 2023 and 2022, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$47,003	$—	$—	$47,003
U.S. treasury securities	—	246,208	—	246,208
U.S. government agency securities	—	63,202	—	63,202
Total assets measured at fair value	$47,003	$309,410	$—	$356,413

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$18,765	$—	$—	$18,765
U.S. treasury securities	—	145,785	—	145,785
U.S. government agency securities	—	136,022	—	136,022
Total assets measured at fair value	$18,765	$281,807	$—	$300,572

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

There were no assets or liabilities classified as Level 3 as of December 31, 2023 and 2022.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$47,003	$—	$—	$47,003
U.S. government agency securities	63,202	—	—	63,202
U.S. treasury securities	110,645	—	—	110,645
Total cash equivalents	220,850	—	—	220,850

Short-term investments
U.S. treasury securities	135,554	9	—	135,563
Total short-term investments	$135,554	$9	$—	$135,563

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$18,765	$—	$—	$18,765
U.S. government agency securities	24,800	—	—	24,800
Total cash equivalents	43,565	—	—	43,565

Short-term investments
U.S. treasury securities	145,880	1	(96)	145,785
U.S. government agency securities	111,197	37	(12)	111,222
Total short-term investments	$257,077	$38	$(108)	$257,007

The following table summarizes the maturities of our cash equivalents and available-for-sale securities (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Mature in one year or less	$356,404	$356,413
Total	$356,404	$356,413

	December 31, 2022
	Amortized Cost	Fair Value
Mature in one year or less	$300,642	$300,572
Total	$300,642	$300,572

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2023 and 2022, there were no securities that were in an unrealized loss position for more than 12 months. As of December 31, 2023 and 2022, the unrealized losses, if any, on the Company’s investments in U.S. treasury securities and U.S. government agency securities were primarily caused by interest rate increases. The Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis.

4. Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid research and development expenses	$5,657	$3,007
Prepaid insurance	918	1,592
Other prepaid expenses and other assets	2,352	1,006
Total prepaid expenses and other current assets	$8,927	$5,605

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued research and development expenses	$12,643	$7,554
Accrued payroll related expenses	9,165	6,129
Accrued professional service expenses	3,675	2,088
Other	1,041	179
Total accrued expenses and other current liabilities	$26,524	$15,950

5. Significant Agreements

Takeda asset agreement

On December 16, 2019, DOT Therapeutics-1, Inc., or DOT-1, the Company's subsidiary, entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Pursuant to the Takeda Asset Agreement, DOT-1 purchased certain technology rights and know-how related to TAK-580 (which is now tovorafenib) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. DOT-1 also received clinical inventory supplies to use in the Company's research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to DOT-1 its exclusive license agreement, or the Viracta License Agreement, with Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.), or Viracta. Takeda also granted DOT-1 a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. The Company also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by DOT-1 in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of Conversion in connection with the Millennium Stock Exchange Agreement.

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, DOT-1 made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of Series A redeemable convertible preferred stock in DOT-1 in December 2019. The fair value of issued shares was estimated as $9.9 million, based on the price paid by other investors for issued shares in the Series A financing of DOT-1. Based on the terms of the Millennium Stock Exchange Agreement, Takeda exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of DOT-1 for 6,470,382 shares of the Company's common stock upon the effectiveness of the Conversion, on May 26, 2021.

The term of the Takeda Asset Agreement will expire on a country-by-country basis upon expiration of all assigned patent rights and all licensed patent rights in such country. Takeda may terminate the Takeda Asset Agreement prior to the Company's first commercial sale of a product if the Company ceases conducting any development activities for a continuous and specified period of time and such cessation is not agreed upon by the parties and is not done in response to guidance from a regulatory authority. Additionally, Takeda can terminate the Takeda Asset Agreement in the event of the Company's bankruptcy. In the event of termination of the Takeda Asset Agreement by Takeda as a result of the Company's cessation of development or bankruptcy, all assigned patents, know-how and contracts (other than the Viracta License Agreement) will be assigned back to Takeda and Takeda will obtain a reversion license under patents and know-how generated to exploit all such terminated products.

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

DOT-1 paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses as the technology does not have an alternative future use. As of December 31, 2023, the Company could be required to make additional milestone payments of up to $49.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication to achieve a specified milestone event being lower than milestones payable for the first indication. Additionally, if DOT-1 obtains a priority review voucher with respect to a licensed product and sells such priority review voucher to a third party or uses such priority review voucher, DOT-1 is obligated to pay Viracta a specified percentage in the mid-teen digits of all net consideration received from any such sale or of the value of such used priority review voucher, as applicable. Commencing on the first commercial sale of a licensed product in a country, DOT-1 is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products, if any. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

License agreement with Merck KGaA, Darmstadt, Germany

On February 10, 2021, DOT Therapeutics-2, Inc., or DOT-2, the Company's subsidiary, entered into a license agreement, or the MRKDG License Agreement, with Merck KGaA, Darmstadt, Germany, a pharmaceutical corporation located in Darmstadt, Germany. Under the MRKDG License Agreement, Merck KGaA, Darmstadt, Germany granted to the Company an exclusive worldwide license, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for the Company to research, develop, manufacture and commercialize products containing and comprising the pimasertib and MSC2015103B compounds. The Company also received clinical inventory supplies to use in its research and development activities. The Company's exclusive license grant is subject to a non-exclusive license granted by Merck KGaA, Darmstadt, Germany’s affiliate to a cancer research organization and Merck KGaA, Darmstadt, Germany retains the right to conduct, directly or indirectly, certain ongoing clinical studies relating to pimasertib.

Under the MRKDG License Agreement, the Company has obligations to use commercially reasonable efforts to develop and commercialize at least two licensed products in at least two specified major market countries by the year 2029.

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. As of December 31, 2023, the Company could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

The term of the MRKDG License Agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the Company's obligation to pay royalties to the licensor with respect to such licensed product in such country and will expire in its entirety upon the expiration of all of the Company's payment obligations with respect to all licensed products and all countries under the MRKDG License Agreement.

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

The Company paid $3.0 million upfront in cash to Sprint, which was recorded as research and development expenses as the technology does not have an alternative future use. As of December 31, 2023, the Company could be required to make milestone payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of December 31, 2023, the weighted-average remaining lease term and weighted-average discount rate were 0.9 years and 9.0%, respectively.

The Company’s lease does not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.4 million, $0.5 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million, $0.4 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Variable payments expensed during the years ended December 31, 2023, 2022, and 2021 were immaterial.

As of December 31, 2023, the future lease obligations were as follows (in thousands):

December 31, 2023
2024	$424
Total future minimum lease payments	424
Less: Imputed interest	(16)
Present value of operating lease liabilities	408
Less: current portion of operating lease liabilities	(408)
Operating lease liabilities	$-

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of December 31, 2023 and 2022, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into the license agreements, as disclosed in Note 5, pursuant to which the Company is required to pay milestones contingent upon meeting specific events. The first milestone of $3.0 million, related to the Viracta License Agreement, was achieved and recorded to research and development expense during the year ended December 31, 2021. The first milestone of $2.5 million, related to the MRKDG License Agreement, was achieved and recorded to research and development during the year ended December 31, 2022. The second milestone of $5.0 million, related to the Viracta License Agreement, was achieved and recorded to research and development expense during the year ended December 31, 2023. The Company may be required to pay royalties on sales of products developed under these agreements. All products are in development as of December 31, 2023 and no such royalties were due.

Purchase Commitments

To support product needs for tovorafenib, the Company has entered into a manufacturing and supply agreement with Quotient Sciences - Philadelphia, LLC in July 2023 that requires the Company to meet minimum purchase obligations on an annual basis. The amount of future minimum purchase obligations under the manufacturing and supply agreement over the next five years is approximately $17.2 million, in aggregate, as of December 31, 2023. For the year ended December 31, 2023, the Company has not yet made any purchases under the purchase obligation.

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

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims to date, and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of December 31, 2023 and 2022.

7. Redeemable Convertible Preferred Shares

On June 1, 2021, the Company completed its IPO, selling an aggregate of 11,500,000 shares of common stock. All outstanding redeemable convertible preferred shares were converted into 32,489,398 shares of common stock upon the completion of the IPO. As of December 31, 2023, the Company did not have any outstanding shares of redeemable convertible preferred shares.

In February 2021, the Company issued 9,638,141 Series B redeemable convertible preferred shares at a price of $13.488 per share for gross cash proceeds of $130.0 million. The Company incurred issuance costs of $243,000.

8. Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value of $0.0001 per share. As of December 31, 2023, 87,227,132 shares of common stock were issued and outstanding.

In November 2018, the Company entered into common shares purchase agreements with two founders of the Company. The individuals purchased a total of 2,790,000 common shares for a total purchase price of $300. Shares vested monthly for two and four years, respectively. Vesting for a certain number of shares was accelerated upon the Company’s closing of its Series A redeemable convertible preferred share financing. The Company also had an option for a period of ninety days after the individual’s employment is terminated either voluntarily or involuntarily to repurchase the unvested common shares at a price that is the lower of the original price per share paid by the founder for such stock or the fair value as of the date of such repurchase. The founders’ shares were converted to common stock in the Conversion. As of December 31, 2023, all founders’ common stock were vested.

The Company has reserved shares of common stock for future issuances as follows:

December 31, 2023
Common stock options issued and outstanding	10,211,758
Common stock available for future grants	2,603,444
Common stock available for ESPP	1,720,916
Restricted stock units issued and outstanding	1,031,545
Total	15,567,663

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

At-The-Market Offering

The Company has entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of the Company’s common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. The Company has no obligation to sell any shares and could at any time suspend solicitations and offers under the ATM. No shares of the Company’s common stock have been sold under the ATM as of December 31, 2023.

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

9. Share-based Compensation

Share-based compensation expense recorded in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development expense	$14,381	$8,486	$3,840
General and administrative expense	24,960	18,756	9,481
Total share-based compensation expense	$39,341	$27,242	$13,321

As of December 31, 2023, there was $78.9 million of unrecognized compensation cost related to unvested restricted stock, unvested restricted stock units, unvested stock options, and shares subject to purchase under the ESPP that is expected to be recognized over a weighted-average period of approximately 2.5 years.

As of December 31, 2023, there was $1.3 million of unrecognized compensation cost related to unvested performance stock options, or PSOs, and performance stock units, or PSUs. The Company will recognize the PSO and PSU expense through the expected vesting dates when the achievement of the performance-based metrics is probable.

2022 Equity Inducement Plan

In October 2022, the Company's board of directors approved the 2022 Equity Inducement Plan, or the 2022 Plan. The 2022 Plan provides for the grant of non-statutory stock options and restricted stock units. The number of shares of common stock reserved for issuance under the 2022 Plan is 1,000,000 shares.

The following table provides a summary of stock option activity under the 2022 Plan during the year ended December 31, 2023.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	309,000	$21.14
Granted	—	$—
Exercised	—	$—		$—
Forfeiture	—	$—
Outstanding at December 31, 2023	309,000	$21.14	8.8	$—
Vested and expected to vest at December 31, 2023	309,000	$21.14	8.8	$—
Exercisable at December 31, 2023	90,124	$21.14	8.8	$—

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The total fair value of options that vested during the year ended December 31, 2023 was $1.4 million. There were no options vested during the years ended December 31, 2022 and 2021. There were no options granted during the years ended December 31, 2023 and 2021. The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $15.08 per share.

Unrecognized share-based compensation for stock options as of December 31, 2023 was $3.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options awards granted with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	—	6.08	—
Expected volatility	—	79.53%	—
Risk-free interest rate	—	4.18%	—
Expected dividend yield	—	—	—

The following table provides a summary of restricted stock units activity under the 2022 Plan during the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2022	47,400	$21.14
Granted	—	$—
Vested	(11,850)	$21.14
Forfeiture	—	$—
Unvested restricted stock units at December 31, 2023	35,550	$21.14

Unrecognized share-based compensation for restricted stock units as of December 31, 2023 was $0.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.

2021 Equity Incentive Plan

Immediately prior to consummation of the IPO, all the outstanding incentive shares were converted into common stock awards. The following table provides a summary of the unvested common stock awards activity during the year ended December 31, 2023.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2022	1,722,744	$16.00
Vested	(953,665)	$16.00
Forfeiture	(21,400)	$16.00
Unvested common stock as of December 31, 2023	747,679	$16.00

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

The following table provides a summary of stock option activity under the 2021 Plan during the year ended December 31, 2023.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	7,634,167	$16.42
Granted	2,653,000	$18.83
Exercised	(88,459)	$15.12		$643
Forfeiture	(439,450)	$18.30
Outstanding at December 31, 2023	9,759,258	$17.00	8.2	$3,260
Vested and expected to vest at December 31, 2023	9,759,258	$17.00	8.2	$3,260
Exercisable at December 31, 2023	4,602,684	$16.74	7.8	$904

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The total fair value of options that vested during the years ended December 31, 2023, 2022, and 2021 were $27.3 million, $23.1 million and $1.1 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2022, and 2021 were $13.14 per share, $9.61 per share, and $9.91 per share, respectively.

Unrecognized share-based compensation for stock options as of December 31, 2023 was $54.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options awards granted with the following assumptions:

Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.27 - 6.25	5.27 - 6.33	5.31 - 6.08
Expected volatility	68.74% - 81.98%	65.20% - 81.68	61.25% - 66.53%
Risk-free interest rate	3.47% - 4.67%	1.47% - 4.37%	0.82% - 1.39%
Expected dividend yield	—	—	—

The following table provides a summary of restricted stock units activity under the 2021 Plan during the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2022	485,351	$16.83
Granted	777,010	$19.73
Vested	(258,770)	$19.44
Forfeiture	(54,221)	$20.09
Unvested restricted stock units at December 31, 2023	949,370	$18.31

Unrecognized share-based compensation for restricted stock units as of December 31, 2023 was $16.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Performance Awards

In June 2022, the Company granted performance awards, consisting of PSOs and PSUs to non-executive employees pursuant to the 2021 Plan. Each performance award is earned through the achievement of a performance-based metric over a defined performance period determined by the compensation committee of the Company's board of directors. The estimated fair value of the equity awards that contain a performance condition is recognized if and when the Company concludes that it is probable that the performance condition will be achieved.

The following table provides a summary of PSO activity under the 2021 Plan during the year ended December 31, 2023.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	146,950	$15.25
Granted	—	$—
Exercised	—	$—		$—
Forfeiture	(3,450)	$15.25
Outstanding at December 31, 2023	143,500	$15.25	8.5	$—
Vested and expected to vest at December 31, 2023	71,750	$15.25	8.5	$—
Exercisable at December 31, 2023	71,750	$15.25	8.5	$—

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money PSOs.

The total fair value of PSOs that vested during the year ended December 31, 2023 was $0.5 million. There was no fair value of PSOs that vested during each of the years ended December 31, 2022 and 2021.There was no weighted-average grant date fair value of PSOs granted since there were no PSOs granted during the years ended December 31, 2023 and 2021. The weighted-average grant date fair value of PSOs granted during the year ended December 31, 2022 was $7.78 per share.

As of December 31, 2023, there was $0.6 million of unrecognized compensation cost related to unvested PSOs. The Company will recognize the PSO expense through the expected vesting dates when the achievement of the performance-based metrics is probable.

The Company used the Black-Scholes option pricing model to estimate the fair value of the PSO awards granted with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	—	2.92 - 3.42	—
Expected volatility	—	72.72% - 72.98%	—
Risk-free interest rate	—	3.37%	—
Expected dividend yield	—	—	—

The following table provides a summary of PSU activity under the 2021 Plan during the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2022	95,500	$15.25
Granted	—	$—
Vested	(46,625)	$15.25
Forfeiture	(2,250)	$15.25
Unvested restricted stock units at December 31, 2023	46,625	$15.25

As of December 31, 2023, there was $0.7 million of unrecognized compensation cost related to unvested PSUs. The Company will recognize the PSU expense through the expected vesting dates when the achievement of the performance-based metrics is probable.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share) and (b) an amount determined by the board of directors. 236,187 shares have been issued under the ESPP as of December 31, 2023. The Company recognized $0.8 million, $0.5 million, and $0.2 million of compensation expense related to the ESPP plan for the years ended December 31, 2023, 2022, and 2021, respectively.

The fair value of our common stock to be issued under the ESPP is estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	0.5	0.5	0.25 - 0.50
Expected volatility	55.91%	128.95%	42.5% - 48.4%
Risk-free interest rate	5.41%	4.54%	0.05% - 0.06%
Expected dividend yield	—	—	—

Incentive Share Plan

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

During the Conversion, the Company converted all incentive shares to vested and unvested shares of common stock. As such, there was no incentive shares activity for the year ended December 31, 2023.

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

10. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders after the Conversion is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(188,917)	$(142,181)	$(72,754)
Net loss attributable to redeemable convertible noncontrolling interests	—	—	(2,109)
Exchange of redeemable noncontrolling interest shares – deemed dividend	—	—	(99,994)
Net loss attributable to common stockholders/members	$(188,917)	$(142,181)	$(170,639)
Net loss per share, basic and diluted	$(2.37)	$(2.17)	$(4.62)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	79,773,004	65,466,773	36,960,569

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of December 31,
	2023	2022
Stock options	10,068,258	7,943,167
Unvested common shares	747,679	1,722,744
Restricted stock units	984,920	532,751
Shares committed under ESPP	104,700	44,672
Total	11,905,557	10,243,334

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

12. Income Taxes

Prior to the IPO and conversion, the Company was treated as a partnership for tax purposes, and thus, not subject to income taxes. It was the responsibility of the LLC members to report their proportion share of any taxable income or loss generated by Day One Biopharmaceuticals Holdings Company, LLC to the appropriate taxing authorities and pay the associated taxes, if any. Prior to the Conversion, the Company’s consolidated subsidiaries were treated as corporations for tax purposes and were subject to income taxes, which have been included in the consolidated financial statements. Subsequent to the Conversion, the Company and its subsidiaries were treated as a consolidated corporate group for income tax purposes through December 31, 2021. On December 31, 2021, the Company liquidated its subsidiaries into the Company in a tax-free Internal Revenue Code Section 332 liquidation. As such, a single entity provision has been calculated for the years ended December 31, 2023 and 2022. All pre-tax losses have been incurred in the United States.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State tax	0.5%	0.6%	(0.8)%
Permanent differences	(0.3)%	—	0.6%
Credits	2.0%	1.7%	3.8%
Change in valuation allowance	(21.5)%	(22.6)%	(21.5)%
Share-based compensation	(1.7)%	(0.7)%	(3.1)%
Total	—	—	—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets
Federal and state net operating loss carryforwards	$38,973	$25,884
Capitalized R&D Section 174 Expense	34,938	14,908
Credits	10,338	6,653
Intangible asset basis	4,034	2,562
Share-based compensation	4,775	2,133
Other	1,397	1,803
Total deferred tax assets	94,455	53,943
Total deferred tax liabilities	(75)	(149)
Less: valuation allowance	(94,380)	(53,794)
Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Valuation allowance as of beginning of year	$53,794	$23,778	$8,601
Increases recorded to income tax provision	40,586	30,016	15,177
Valuation allowance as of end of year	$94,380	$53,794	$23,778

The Company has incurred net operating losses in each year since inception. The Company has not reflected the benefit of any such net operating loss carryforwards in the consolidated financial statements. Due to its history of losses, and lack of other positive evidence, the Company determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2023, 2022, and 2021. The Company increased the valuation allowance by $40.6 million, $30.0 million and $15.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, the Company had federal net operating loss carryforwards, or NOLs, of $177.7 million that do not expire and federal tax credits of $11.6 million available to offset tax liabilities that begin to expire in 2038. The Company also has gross state NOLs of $19.2 million and state tax credits of $1.6 million which are available to offset state tax liabilities. The state NOLs begin to expire in 2038 and the state tax credits do not expire.

The Company has not completed a study as of December 31, 2023 to determine whether an ownership change per the provisions of Section 382 of the Internal Revenue Code, as well as similar state provisions, has occurred. Utilization of its net operating loss and income tax credit carryforwards may be subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding shares of a company by certain stockholders.

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

The following table reconciles the beginning and ending amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$2,535	$1,141	$188
Additions based on tax positions related to prior year	29	726	—
Additions based on tax positions related to current year	872	916	953
Reductions based on tax positions related to prior year	(802)	(248)	—
Reductions based on tax positions related to current year	—	—	—
Balance at end of year	$2,634	$2,535	$1,141

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2023, 2022 and 2021, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

The Company files income tax returns in the U.S. federal, California and other state tax jurisdictions. The federal and state income tax returns from December 31, 2018 to December 31, 2022 remain subject to examination.

13. Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For the year ended December 31, 2023 and 2022, the Company made matching contributions of $1.3 million and $0.8 million, respectively. The Company did not make matching contributions for the year ended December 31, 2021.