Form 10-Q
period 2024-03-31
Day One Biopharmaceuticals, Inc.
filed 2024-05-06
CIK 1845337

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 87,389,859 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of OJEMDA™ (tovorafenib) and our product candidates, potential therapeutic benefits and economic value of OJEMDA and product candidates, our ability to market and sell OJEMDA while maintaining full compliance with applicable federal and state laws, rules and regulations, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by products and product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the potential impact of global business or macroeconomic conditions, including as a result of inflation, changing interest rates, cybersecurity incidents, potential instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto and global regional conflicts on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and other similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

As used in this Quarterly Report on Form 10-Q, the terms “Day One,” “the Company,” “we,” “us,” and “our” refer to Day One Biopharmaceuticals, Inc., a Delaware corporation. “Day One” and all product and product candidate names are our common law trademarks. This Quarterly Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I-FINANCIAL INFORMATION

Day One Biopharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$270,391	$230,784
Short-term investments	47,553	135,563
Prepaid expenses and other current assets	8,090	8,927
Total current assets	326,034	375,274
Property and equipment, net	185	208
Operating lease right-of-use asset	259	352
Deposits and other long-term assets	167	214
Total assets	$326,645	$376,048
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,780	$2,576
Accrued expenses and other current liabilities	24,759	26,524
Current portion of operating lease liabilities	300	408
Total current liabilities	29,839	29,508
Total liabilities	29,839	29,508
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 87,377,163 and 87,227,132 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	9	9
Additional paid-in-capital	817,799	805,107
Accumulated other comprehensive (loss) income	(5)	9
Accumulated deficit	(520,997)	(458,585)
Total stockholders’ equity	296,806	346,540
Total liabilities and stockholders' equity	$326,645	$376,048

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$40,210	$27,828
General and administrative	26,557	18,027
Total operating expenses	66,767	45,855
Loss from operations	(66,767)	(45,855)
Investment income, net	4,365	3,466
Other expense, net	(10)	(4)
Net loss attributable to common stockholders	(62,412)	(42,393)
Net loss per share, basic and diluted	$(0.72)	$(0.59)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	86,679,282	71,972,888

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(62,412)	$(42,393)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(14)	138
Total comprehensive loss	$(62,426)	$(42,255)

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2023	87,227,132	$9	$805,107	$9	$(458,585)	$346,540
Issuance of common stock upon exercise of stock options	4,862	—	48	—	—	48
Issuance of common stock upon release of restricted stock units	157,724	—	—	—	—	—
Unvested common stock forfeiture	(12,555)	—	—	—	—	—
Share-based compensation expenses	—	—	12,644	—	—	12,644
Unrealized loss on available-for-sale securities	—	—	—	(14)	—	(14)
Net loss attributable to common stockholders	—	—	—	—	(62,412)	(62,412)
Balance at March 31, 2024	87,377,163	9	817,799	(5)	(520,997)	296,806

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

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

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(62,412)	$(42,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,644	9,447
Depreciation expense	23	6
Accretion of discounts on short-term investments, net	(1,292)	(599)
Amortization of operating right-of-use assets	93	83
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	837	1,396
Deposits and other long-term assets	47	(18)
Accounts payable	2,204	4,379
Accrued expenses and other current liabilities	(1,765)	1,810
Operating lease liabilities	(108)	(96)
Net cash used in operating activities	(49,729)	(25,985)
Cash flows from investing activities:
Cash paid for purchase of short-term investments	(47,162)	(160,014)
Proceeds from maturity of short-term investments	136,450	148,847
Cash paid for purchase of property and equipment	—	(26)
Net cash provided by (used in) investing activities	89,288	(11,193)
Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	48	1,184
Cash provided by financing activities	48	1,184
Net increase (decrease) in cash and cash equivalents	39,607	(35,994)
Cash and cash equivalents, beginning of period	230,784	85,262
Cash and cash equivalents, end of period	$270,391	$49,268

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Notes to the Condensed Financial Statements

1.
Description of Business and Organization

Organization and Business

Day One Biopharmaceuticals, Inc., or the Company, is a commercial-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for people of all ages with life-threatening diseases. The Company was formed as a limited liability company under the laws of the State of Delaware in November 2018, under the name Hero Therapeutics Holding Company, LLC. Subsequently, the Company changed its name to Day One Therapeutics Holding Company, LLC in December 2018 and to Day One Biopharmaceuticals Holding Company, LLC, or Day One Holding LLC, in March 2020. On May 26, 2021, the Company completed a conversion by filing a certificate of conversion with the Secretary of State of the State of Delaware and changed its name to Day One Biopharmaceuticals, Inc.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC, and should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024. The condensed financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASU, of the Financial Accounting Standards Board, or FASB.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of expenses during the reporting period. Estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to, the valuation of share-based awards, the valuation of deferred tax assets and income tax uncertainties, and accruals for research and development activities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Segments

The Company has determined that its chief executive officer is the chief operating decision maker, or CODM. The Company operates and manages the business as one reporting and one operating segment, which is the business of identifying and advancing targeted therapies for people of all ages with genomically-defined cancers. The Company’s CODM reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s assets are located in the United States.

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

Notes to the Condensed Financial Statements

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

3.
Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of March 31, 2024 and December 31, 2023, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$71,447	$—	$—	$71,447
U.S. treasury securities	—	149,855	—	149,855
U.S. government agency securities	—	81,216	—	81,216
Total assets measured at fair value	$71,447	$231,071	$—	$302,518

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$47,003	$—	$—	$47,003
U.S. treasury securities	—	246,208	—	246,208
U.S. government agency securities	—	63,202	—	63,202
Total assets measured at fair value	$47,003	$309,410	$—	$356,413

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

There were no assets or liabilities classified as Level 3 as of March 31, 2024 and December 31, 2023.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

Notes to the Condensed Financial Statements

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$71,447	$—	$—	$71,447
U.S. government agency securities	81,216	—	—	81,216
U.S. treasury securities	102,302	—	—	102,302
Total cash equivalents	254,965	—	—	254,965

Short-term investments
U.S. treasury securities	47,557	—	(4)	47,553
Total short-term investments	$47,557	$—	$(4)	$47,553

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$47,003	$—	$—	$47,003
U.S. government agency securities	63,202	—	—	63,202
U.S. treasury securities	110,645	—	—	110,645
Total cash equivalents	220,850	—	—	220,850

Short-term investments
U.S. treasury securities	135,554	9	—	135,563
Total short-term investments	$135,554	$9	$—	$135,563

The following table summarizes the maturities of our cash equivalents and available-for-sale securities (in thousands):

	March 31, 2024
	Amortized Cost	Fair Value
Mature in one year or less	$302,522	$302,518
Total	$302,522	$302,518

	December 31, 2023
	Amortized Cost	Fair Value
Mature in one year or less	$356,404	$356,413
Total	$356,404	$356,413

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2024 and December 31, 2023, there were no securities that were in an unrealized loss position for more than 12 months. As of March 31, 2024, the unrealized losses, if any, on the Company’s short-term investments were primarily caused by interest rate increases. The Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis.

4.
Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid research and development expenses	$4,577	$5,657
Prepaid insurance	384	918
Other prepaid expenses and other assets	3,129	2,352
Total prepaid expenses and other current assets	$8,090	$8,927

Notes to the Condensed Financial Statements

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued research and development expenses	$16,273	$12,643
Accrued payroll related expenses	4,087	9,165
Accrued professional service expenses	3,525	3,675
Other	874	1,041
Total accrued expenses and other current liabilities	$24,759	$26,524

5.
Significant Agreements

Takeda asset purchase agreement

On December 16, 2019, a subsidiary of the Company entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Effective December 31, 2021, the subsidiary was merged with and into the Company, with the Company being the surviving corporation and assuming the subsidiary’s obligations under the Takeda Assets Purchase Agreement. Pursuant to the Takeda Asset Agreement, the Company purchased certain technology rights and know-how related to TAK-580 (which is now OJEMDA™ (tovorafenib)) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. The Company also received clinical inventory supplies to use in the Company's research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to the Company its exclusive license agreement, or the Viracta License Agreement, with Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.), or Viracta. Takeda also granted the Company a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. The Company also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by the Company in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of conversion in connection with the Millennium Stock Exchange Agreement.

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

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, the Company made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of Series A redeemable convertible preferred stock in the Company’s subsidiary in December 2019. The fair value of issued shares was estimated as $9.9 million, based on the price paid by other investors for issued shares in the Series A financing of the Company’s subsidiary. Based on the terms of the Millennium Stock Exchange Agreement, Takeda exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of the Company’s subsidiary for 6,470,382 shares of the Company's common stock upon the effectiveness of the conversion, on May 26, 2021.

Viracta license agreement

On December 16, 2019, a subsidiary of the Company amended and restated the Viracta License Agreement that was assigned pursuant to the Takeda Asset Agreement. Effective December 31, 2021, the subsidiary was merged with and into the Company, with the Company being the surviving corporation and assuming the subsidiary’s obligations under Viracta License Agreement. Under the Viracta License Agreement, the Company received a worldwide exclusive license under specified patent rights and know-how to develop, use, manufacture, and commercialize products containing compounds binding the RAF protein family.

The term of the Viracta License Agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of the Company’s obligation to pay royalties to Viracta with respect to such product in such country. The Company has the right to terminate the Viracta License Agreement with respect to any or all of the licensed products at will upon a specified notice period.

Notes to the Condensed Financial Statements

The Company paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses as the technology does not have an alternative future use. On March 4, 2024, the Company entered into an amendment to the Viracta License Agreement. As part of the amendment, the Company made a one-time payment in March 2024 to Viracta of $5.0 million, which was recorded as research and development expenses, in exchange for reduced future payment obligations ranging from the mid-teens to the high single-digit percentage related to the future sale or use of the priority review voucher received as disclosed in Note 11.

As of March 31, 2024, the Company could be required to make additional milestone payments of up to $49.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication upon achievement of a specified milestone event being lower than milestones payable for the first indication. Subsequent to March 31, 2024, a milestone related to the Viracta License Agreement was achieved as disclosed in Note 11. Commencing on the first commercial sale of a licensed product in a country, the Company is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

License agreement with Merck KGaA, Darmstadt, Germany

On February 10, 2021, a subsidiary of the Company entered into a license agreement, or the MRKDG License Agreement, with Merck KGaA, Darmstadt, Germany, a pharmaceutical corporation located in Darmstadt, Germany. Effective December 31, 2021, the subsidiary was merged with and into the Company, with the Company being the surviving corporation and assuming the subsidiary’s obligations under the MRKDG License Agreement.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. As of March 31, 2024, the Company could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

The Company paid $3.0 million upfront in cash to Sprint, which was recorded as research and development expenses as the technology does not have an alternative future use. As of March 31, 2024, the Company could be required to make milestone

Notes to the Condensed Financial Statements

payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

6.
Commitments and Contingencies

Leases

In April 2022, the Company entered into a lease agreement for approximately 12,000 square feet of general use office space in Brisbane, California. Such agreement was determined to be a lease since the right to control the use of the identified asset was conveyed to the Company for a period of time in exchange for consideration. The term of the lease is 31 months and commenced in May 2022. There is no option to extend the lease term nor is there an option to terminate the lease term prior to its expiration. The Company is obligated to pay monthly rent expense and its pro rata share of the landlord's operating expenses which include utilities, common area maintenance expenses, and property taxes. Such expenses are a non-lease component and a variable consideration and included in the Company's operating expenses as incurred. The Company concluded that this lease is also an operating lease. The total payments for base rent over the term of the lease is approximately $1.1 million. Upon execution of the agreement, the Company paid a security deposit of approximately $40,000 classified as deposits and other long-term assets on the condensed balance sheet.

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of March 31, 2024, the weighted-average remaining lease term and weighted-average discount rate were 0.7 years and 9.0%, respectively.

The Company’s lease does not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.1 million for each of the three months ended March 31, 2024 and 2023. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million for each of the three months ended March 31, 2024 and 2023. Variable payments expensed during the three months ended March 31, 2024 and 2023 were immaterial.

As of March 31, 2024, the future lease obligations were as follows (in thousands):

March 31, 2024
Remaining in 2024	$308
Total future minimum lease payments	308
Less: imputed interest	(8)
Present value of operating lease liabilities	300
Less: current portion of operating lease liabilities	(300)
Operating lease liabilities	$-

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of March 31, 2024 and December 31, 2023, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into the license agreements, as disclosed in Note 5, pursuant to which the Company is required to pay milestones contingent upon meeting specific events. The first milestone of $2.5 million, related to the MRKDG License Agreement, was achieved and recorded to research and development during the year ended December 31, 2022. The second milestone of $5.0 million, related to the Viracta License Agreement, was achieved and recorded to research and development expense during the year ended December 31, 2023. The Company may be required to pay royalties on sales of products developed under these agreements. All products are in development as of March 31, 2024 and no such royalties were due. Subsequent to March 31, 2024, the U.S. Federal Drug Administration, or the FDA, approved the Company's New Drug Applications, or NDAs, for the tablet formulation and for the powder solution formulation of OJEMDA for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF

Notes to the Condensed Financial Statements

V600 mutation as disclosed in Note 11. Commencing on the first commercial sale of OJEMDA in a country, the Company is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products under the Viracta License Agreement.

Purchase Commitments

To support product needs for OJEMDA, the Company has entered into a manufacturing and supply agreement with Quotient Sciences - Philadelphia, LLC in July 2023 that requires the Company to meet minimum purchase obligations on an annual basis. The amount of future minimum purchase obligations under the manufacturing and supply agreement over the next five years is approximately $16.7 million, in aggregate, as of March 31, 2024. For the three months ended March 31, 2024, the Company made purchases of $0.5 million under the purchase obligation.

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

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims to date, and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of March 31, 2024 and December 31, 2023.

7.
Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value of $0.0001 per share. As of March 31, 2024, 87,377,163 shares of common stock were issued and outstanding.

The Company has reserved shares of common stock for future issuances as follows:

March 31, 2024
Common stock options issued and outstanding	12,404,090
Common stock available for future grants	3,409,984
Common stock available for ESPP	2,593,187
Restricted stock units issued and outstanding	2,243,998
Total	20,651,259

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

At-The-Market Offering

The Company has entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of the Company’s common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. The Company has no obligation to sell any shares and could at any time suspend solicitations and offers under the ATM. No shares of the Company’s common stock have been sold under the ATM as of March 31, 2024.

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

Notes to the Condensed Financial Statements

8.
Share-based Compensation

Share-based compensation expense recorded in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expense	$4,653	$3,380
General and administrative expense	7,991	6,067
Total share-based compensation expense	$12,644	$9,447

2022 Equity Inducement Plan

In October 2022, the board of directors and stockholders approved the 2022 Equity Inducement Plan, or the 2022 Plan. The 2022 Plan provides for the grant of non-statutory stock options and restricted stock units. The number of shares of common stock reserved for issuance under the 2022 Plan is 1,000,000 shares.

2021 Equity Incentive Plan

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

Stock Options

The following table provides a summary of stock option activity during the three months ended March 31, 2024.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	10,211,758	$17.10
Granted	2,277,282	$14.42
Exercised	(4,862)	$9.90		$31
Forfeiture	(80,088)	$17.85
Outstanding at March 31, 2024	12,404,090	$16.61	8.3	$16,445
Vested and expected to vest at March 31, 2024	12,338,890	$16.62	8.3	$16,362
Exercisable at March 31, 2024	5,485,361	$16.81	7.7	$5,330

Notes to the Condensed Financial Statements

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was less than $0.1 million and $0.6 million, respectively.

The total fair value of options that vested during the three months ended March 31, 2024 and 2023 was $7.9 million and $6.3 million, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 and 2023 was $9.31 per share and $16.63 per share, respectively.

Unamortized share-based compensation for stock options as of March 31, 2024 was $69.3 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards granted with the following assumptions:

Three Months Ended March 31,
	2024	2023
Expected term (in years)	5.77 - 6.74	5.86 - 6.25
Expected volatility	68.27% - 70.57%	80.79% - 81.98%
Risk-free interest rate	3.90% - 4.31%	3.55% - 4.08%
Expected dividend yield	—	—

Restricted Stock Units

The following table provides a summary of restricted stock units activity during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2023	1,031,545	$18.27
Granted	1,390,330	$14.45
Vested	(157,724)	$17.17
Forfeiture	(20,153)	$17.55
Unvested restricted stock units at March 31, 2024	2,243,998	$15.99

Unamortized share-based compensation for restricted stock units as of March 31, 2024 was $32.9 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Awards

The following table provides a summary of the unvested common stock awards activity during the three months ended March 31, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2023	747,679	$16.00
Vested	(191,885)	$16.00
Forfeiture	(12,555)	$16.00
Unvested common stock as of March 31, 2024	543,239	$16.00

Unamortized share-based compensation for restricted stock awards as of March 31, 2024 was $2.8 million, which is expected to be recognized over a weighted-average period of 0.9 years.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share)) and (b) an amount determined by the board of directors. 236,187 shares have been issued under the ESPP as of March 31, 2024. The Company recognized compensation expense related to the ESPP of $0.2 million for each of the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024 and 2023, the Company has not issued any shares pursuant to the ESPP.

Notes to the Condensed Financial Statements

9.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(62,412)	$(42,393)
Net loss per share, basic and diluted	$(0.72)	$(0.59)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	86,679,282	71,972,888

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of March 31,
	2024	2023
Stock options	12,404,090	9,292,431
Unvested common shares	543,239	1,449,724
Restricted stock units	2,243,998	964,700
Shares committed under ESPP	100,753	47,099
Total	15,292,080	11,753,954

10.
Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For each of the three months ended March 31, 2024 and 2023, the Company made matching contributions of $0.6 million and $0.8 million, respectively.

11.
Subsequent Event

On April 23, 2024, the FDA approved the Company's NDAs for the tablet formulation and for the powder solution formulation of OJEMDA for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. With the approval, the Company received a rare pediatric disease priority review voucher from the FDA. Per the terms of the Viracta License Agreement, a $9.0 million payment is due to Viracta for the achievement of this milestone.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes, our interim condensed financial statements and related notes, and other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2023, or our Annual Report, and this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” in this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are a commercial-stage biopharmaceutical company dedicated to developing and commercializing targeted therapies for people of all ages with life threatening diseases. We focus our initial clinical development efforts on pediatric patients living with cancer, a vulnerable population that has been underserved in the recent revolution in targeted therapeutics and immuno-oncology.

Our lead product, tovorafenib, is an oral, brain-penetrant, highly selective type II rapidly accelerated fibrosarcoma, or RAF, kinase inhibitor. Tovorafenib was granted breakthrough therapy designation by the U.S. Food and Drug Administration, or the FDA, in August 2020 for the treatment of relapsed or refractory low-grade glioma, or pLGG, based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in patients with pLGG. Pediatric low-grade glioma is the most common brain tumor diagnosed in children. While new targeted therapeutic options have recently become available for patients with pLGG, there is no consensual standard of care and a vast majority of patients with pLGG do not yet have access to approved therapies. Tovorafenib received orphan drug designation for the treatment of malignant glioma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted rare pediatric disease designation to tovorafenib for treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration in July 2021.

On April 23, 2024, the Company announced that the FDA approved OJEMDA™ (tovorafenib) for the treatment of pediatric patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. The indication was approved under accelerated approval based on response rate and duration of response. With the approval, the Company received a rare pediatric disease priority review voucher from the FDA. We have commenced the commercial launch of OJEMDA in the United States. OJEMDA is the only systemic therapy for pLGG that offers once-weekly dosing, with or without food, as a tablet or oral suspension.

The accelerated approval of OJEMDA is based on data from the Company’s pivotal open-label Phase 2 FIREFLY-1 trial, which enrolled a total of 137 relapsed or refractory BRAF-altered pLGG patients across two study arms. Arm 1, which accrued 77 patients, was used for the efficacy analyses. Arm 2 provided additional safety data from an incremental 60 patients and was initiated to enable access to OJEMDA once Arm 1 had fully accrued. Details of this trial were presented in November 2023 at the Society for Neuro-Oncology meeting through two oral plenary presentations and in parallel through a publication in Nature Medicine.

The approval of OJEMDA was based, in part, on the major efficacy outcome measure of overall response rate, or ORR, defined as the proportion of patients with complete response, partial response, or PR, or minor response, or MR, by independent review based on Response Assessment in Pediatric Neuro-Oncology Low-Grade Glioma, or RAPNO LGG.

In Arm 1, data from the 76 RAPNO LGG evaluable patients include:

• A best ORR of 51% (95% CI: 40 - 63), which included 28 PRs and 11 MRs.

• The ORR for OJEMDA was 52% among the 64 patients with BRAF fusions or rearrangements and 50% for the 12 patients with a BRAF V600 mutation.

• The ORR was 49% among the 45 patients who had received a prior MAPK-targeted therapy, and 55% among the 31 patients who had not received a prior MAPK-targeted therapy.

• As of the June 5, 2023 data cutoff, the median duration of response by RAPNO LGG was 13.8 months (95% CI: 11.3, not estimable). In addition, 66% of patients remained on study and continue on treatment as of this date.

• The median time to response, following initiation of treatment, with OJEMDA was 5.3 months (range 1.6 months, 11.2 months).

• Based on RANO LGG criteria, the ORR was 53% [95% CI: (41, 64)].

The safety of OJEMDA was evaluated in 137 patients with relapsed or refractory pLGG, with the majority of adverse events being Grade 1 or Grade 2. The most common side effects were rash, hair color changes, tiredness, viral infection, vomiting, headache, fever, dry skin, constipation, nausea, acne and upper respiratory tract infection.

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients aged 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia and Asia, with approximately 90 sites activated.

Our product candidate, pimasertib, is an oral, highly selective small molecule inhibitor of mitogen-activated protein kinase kinases 1 and 2, or MEK, a well-characterized key signaling node in the MAPK pathway. Pimasertib has been studied in more than 10 Phase 1/2 clinical trials in over 850 patients with various tumor types, both as a monotherapy and in combination with standard of care therapies. Published preclinical studies indicated that pimasertib has higher central nervous system penetration than other MEK inhibitors.

We initiated an open-label, multicenter, Phase 1b/2a umbrella master trial, or FIRELIGHT-1, of tovorafenib as a monotherapy or in combination, which consists of two substudies. Substudy 1 is a Phase 2a trial of tovorafenib as a monotherapy in patients 12 years and older with relapsed, progressive, or refractory solid tumors harboring a RAF alteration (RAF fusion or amplification). Despite observing responses with a generally well tolerated therapy, a limited duration of response in this rare patient population was observed. We decided in November 2023 to discontinue this monotherapy substudy and re-direct resources to other programs. Results from the substudy will be shared for presentation or publication after the final dataset becomes available. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib and pimasertib in patients 12 years and older with various MAPK-altered solid tumors. Patient enrollment continues in the Phase 1b/2 substudy of the FIRELIGHT-1 trial evaluating the combination of tovorafenib with the Company’s investigational MEK inhibitor, pimasertib. Simultaneous inhibition of both RAF and MEK has been shown to lead to synergistic antitumor activity in preclinical models. This combination may demonstrate enhanced anti-tumor activity in a variety of adult solid tumors driven by MAPK alterations, including NRAS mutant melanoma and lung cancers, tumors driven by Class II BRAF alterations, tumors with BRAF wild-type fusions, and tumors driven by KRAS alterations. In addition, some pediatric tumors may also benefit from a synergistic inhibition on the MAPK pathway. The first patient was dosed in May 2022 and patients are currently actively recruited in the combination dose-selection portion of the substudy. The next steps for the program, including the potential recommended Phase 2 dose and schedule in the FIRELIGHT-1 clinical trial, are expected in the second half of 2024.

In August 2023, we entered into a research collaboration and license agreement, or the Sprint License Agreement, with Sprint Bioscience AB, or Sprint, a Swedish corporation located in Huddinge, Sweden. Under the Sprint License Agreement, Sprint granted to us an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of Vaccinia Related Kinase 1, or VRK1. VRK1 is a novel target involved in the regulation of cell division and DNA damage repair. Over-expression of VRK1 is linked to poor prognosis in a variety of adult and pediatric cancers, and VRK1 has been identified as a synthetic lethal target in tumors where expression of its paralog, VRK2, is lost. Silencing of VRK2 expression via promoter methylation has been noted in most high-grade gliomas and high-risk neuroblastomas, providing a concrete approach for selecting patients with tumors sensitive to VRK1 inhibition. Preclinical research activities to advance the VRK1 program are ongoing.

We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive worldwide rights to OJEMDA and to pimasertib for all therapeutic areas subject to certain milestone and royalty payments.

The following table summarizes our product and product candidate pipeline.

Since our inception in November 2018, we have devoted substantially all of our resources to identifying, acquiring and developing our product candidates and building our pipeline; organizing and staffing our company; business planning; establishing and maintaining our intellectual property portfolio; establishing arrangements with third parties for the manufacture of our product candidates; raising capital; preparing for commercial launch; and providing general and administrative support for these operations. We have one product approved for commercial sale and have not generated any revenues from product sales or any other source and have incurred net losses since the commencement of our operations. For the three months ended March 31, 2024 and 2023, we reported a net loss of $62.4 million and $42.4 million, respectively. We had an accumulated deficit of $521.0 million as of March 31, 2024. We expect a significant increase in expenses and substantial losses for the foreseeable future as we continue our development of and seek regulatory approvals for our product candidates, commercialize any approved products, and seek to expand our product pipeline and invest in our organization. In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses that we did not incur as a private company.

To date, we have funded our operations through the sale of our redeemable convertible preferred shares, convertible notes and common stock in our initial public offering and subsequent public offerings.

Cash and cash equivalents and short-term investments totaled $317.9 million as of March 31, 2024. Based on our current operating plan, management believes we have sufficient capital resources to fund anticipated operations into 2026. Because of the numerous risks and uncertainties associated with product development, we may never achieve profitability, and unless and until then, we will need to continue to raise additional capital. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

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

Significant Agreements

Takeda asset purchase agreement

On December 16, 2019, our subsidiary entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Effective December 31, 2021, the subsidiary was merged with and into our company, with our company being the surviving corporation and assuming the subsidiary’s obligations under the Takeda Assets Purchase Agreement. Pursuant to the Takeda Asset Agreement, we purchased certain technology rights and know-how related to TAK-580 (which is now OJEMDA) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. We also received clinical inventory supplies to use in our research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned us its exclusive license agreement, or the Viracta License Agreement, with Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.), or Viracta. Takeda also granted us a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. We also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by us in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of conversion in connection with the Millennium Stock Exchange Agreement.

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

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, we made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of our Series A redeemable convertible preferred stock in our subsidiary in December 2019. The fair value of issued shares was estimated as $9.9 million, based on the price paid by other investors for issued shares in the Series A financing of our subsidiary. Based on the terms of the Millennium Stock Exchange Agreement, Takeda exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of our subsidiary for 6,470,382 shares of our common stock upon the effectiveness of the conversion, on May 26, 2021.

Viracta license agreement

On December 16, 2019, we amended and restated the Viracta License Agreement that was assigned pursuant to the Takeda Asset Agreement. Effective December 31, 2021, our subsidiary was merged with and into our company, with our company being the surviving corporation and assuming our subsidiary’s obligations under Viracta License Agreement. Under the Viracta License Agreement, we received a worldwide exclusive license under specified patent rights and know-how to develop, use, manufacture, and commercialize products containing compounds binding the RAF protein family.

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

We paid $2.0 million upfront in cash to Viracta, which was recorded as research and development expenses as the technology does not have an alternative future use. On March 4, 2024, we entered into an amendment to the Viracta License Agreement. As part of the amendment, we made a one-time payment in March 2024 to Viracta of $5.0 million, which was recorded as research and development expenses, in exchange for reduced future payment obligations ranging from the mid-teens to the high single-digit percentage related to the future sale or use of the priority review voucher received as disclosed in Note 11 of the Notes to our Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

As of March 31, 2024, we could be required to make additional milestone payments of up to $49.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication upon achievement of a specified milestone event being lower than milestones payable for the first indication. Subsequent to March 31, 2024, a milestone related to the Viracta License Agreement was achieved as disclosed in Note 11 of the Notes to our Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Commencing on the first commercial sale of a licensed product in a country, we are obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by us covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

License agreement with Merck KGaA, Darmstadt, Germany

On February 10, 2021, our subsidiary entered into a license agreement, or the MRKDG License Agreement, with Merck KGaA, Darmstadt, Germany, a pharmaceutical corporation located in Darmstadt, Germany. Effective December 31, 2021, the subsidiary was merged with and into our company, with our company being the surviving corporation and assuming the subsidiary’s obligations under the MRKDG License Agreement. Under the MRKDG License Agreement, Merck KGaA, Darmstadt, Germany granted to us an exclusive worldwide license, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for us to research, develop, manufacture and commercialize products containing and comprising the pimasertib and MSC2015103B compounds. We also received clinical inventory supplies to use in its research and development activities. Our exclusive license grant is subject to a non-exclusive license granted by Merck KGaA, Darmstadt, Germany’s affiliate to a cancer research organization and Merck KGaA, Darmstadt, Germany retains the right to conduct, directly or indirectly, certain ongoing clinical studies relating to pimasertib. Under the MRKDG License Agreement, we have obligations to use commercially reasonable efforts to develop and commercialize at least two licensed products in at least two specified major market countries by the year 2029.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, we made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. As of March 31, 2024, we could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

We paid $3.0 million upfront in cash to Sprint, which was recorded as research and development expenses as the technology does not have an alternative future use. As of March 31, 2024, we could be required to make milestone payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

Components of Results of Operations

Operating expenses

Research and development expenses

Research and development expenses consist primarily of external and internal expenses incurred for our research activities, including our discovery and in-licensing undertakings, and the development of our product candidates.

External expenses include:

•
costs incurred under agreements with third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other third parties that conduct clinical trials on our behalf;
•
costs associated with acquiring technology and intellectual property licenses that have no alternative future uses; and
•
other business operational costs, such as rent, facilities and maintenance, travel and information technology, incurred related to research and development activities, but are not allocable to a specific product or product candidate.

Internal expenses include:

•
employee-related costs, including salaries, bonuses, benefits and share-based compensation expense, for our research and development personnel.

We expense research and development expenses as incurred. We track external costs by program, which currently consist of expenses for our OJEMDA, pimasertib and VRK1 programs. We do not track indirect costs on a program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified.

Research and development activities are central to our business model. We expect that our research and development expenses will increase for the foreseeable future as we continue to implement our business strategy; advance our product candidates through clinical trials and conduct larger clinical trials; expand our research and development efforts; and identify, acquire and develop additional product candidates, particularly as more of our product candidates move into clinical development and later stages of clinical development.

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

We expect that our general and administrative expenses will increase for the foreseeable future as we anticipate an increase in our personnel headcount to support the expansion of our corporate and commercial activities and continued expenses associated with being a public company, including costs related to compliance with the requirements of the Nasdaq Global Select Market, or Nasdaq, and the Securities and Exchange Commission, or the SEC; and investor and public relations costs.

Results of operations

Comparison of three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (unaudited):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$40,210	$27,828	$12,382	44.5%
General and administrative	26,557	18,027	8,530	47.3%
Total operating expenses	66,767	45,855	20,912	45.6%
Loss from operations	(66,767)	(45,855)	(20,912)	45.6%
Investment income, net	4,365	3,466	899	25.9%
Other expense, net	(10)	(4)	(6)	*
Net loss attributable to common stockholders	$(62,412)	$(42,393)	$(20,019)	47.2%

* Amount and/or percentage not meaningful

Research and development expenses

Research and development expenses increased $12.4 million, from $27.8 million for the three months ended March 31, 2023 to $40.2 million for the three months ended March 31, 2024. Third-party expenses increased by $3.7 million due primarily to an increase in clinical trial and manufacturing activities and personnel related expenses increased by $2.9 million driven by headcount growth. Additionally, during the three months ended March 31, 2024, a $5.0 million payment was made related to the Viracta License Agreement in exchange for reduced future payment obligations related to the future sale or use of a priority review voucher.

The following table summarizes our external and internal research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$19,546	$15,851
Viracta License Agreement Payment	5,000	—
Other research and development costs	2,167	1,382
Internal costs:
Employee related expenses	13,497	10,595
Total research and development expenses	$40,210	$27,828
(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib, pimasertib, and VRK1 programs were $16.7 million, $1.0 million, and $1.8 million, respectively, for three months ended March 31, 2024 compared to $14.8 million, $1.1 million, and $0, respectively, for the three months ended March 31, 2023.

General and administrative expenses

General and administrative expenses increased $8.5 million, from $18.0 million for the three months ended March 31, 2023 to $26.6 million for the three months ended March 31, 2024. The increase in general and administrative expenses were primarily due to an increase of $5.1 million in personnel related expenses driven by headcount growth, an increase of $1.7 million in external consulting services, and an increase of $1.7 million in other general and administrative costs.

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

We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of March 31, 2024.

As of March 31, 2024, we had an accumulated deficit of $521.0 million and $317.9 million in cash and cash equivalents and short-term investments. We believe our cash and cash equivalents and short-term investments will be sufficient to satisfy our cash requirements over the next 12 months and into 2026.

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

Leases

We have an operating lease obligation for office space. As of March 31, 2024, we had fixed lease payment obligations of approximately $0.3 million payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We have entered into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of March 31, 2024, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

We have entered into licensing agreements which require us to pay milestones contingent upon meeting of specific events. Most recently, we made a milestone payment of $5.0 million to Viracta related to the acceptance of our New Drug Applications, or NDAs, by the FDA in the year ended December 31, 2023. We are required to pay royalties on sales of products developed under these license agreements. All our products were in development as of March 31, 2024 and no such royalties are due. As of March 31, 2024, we do not have any contingent payment obligations since the amount, timing and likelihood of such payments are not known. Subsequent to March 31, 2024, the FDA approved the Company's NDAs for the tablet formulation and for the powder solution formulation of OJEMDA for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation as disclosed in Note 11 of the Notes to our Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Commencing on the first commercial sale of OJEMDA in a country, the Company is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products under the Viracta License Agreement.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(49,729)	$(25,985)
Net cash provided by (used in) investing activities	89,288	(11,193)
Cash provided by financing activities	48	1,184
Net increase (decrease) in cash and cash equivalents	$39,607	$(35,994)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2024 was $49.7 million, consisting of our net loss of $62.4 million, non-cash charges of $11.5 million and net changes in operating assets and liabilities of $1.2 million. Non-cash charges are primarily related to share-based compensation expense of $12.6 million, which was partially offset by accretion of discounts on short-term investments of $1.3 million. Net changes in operating assets and liabilities are primarily related to an increase in accounts payable of $2.2 million and a decrease in prepaid expenses and other current assets of $0.8 million, which were partially offset by a decrease in accrued expenses and other current liabilities of $1.8 million and a decrease in operating lease liabilities of $0.1 million.

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

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $89.3 million related to the proceeds from the maturity of short-term investments of $136.5 million, partially offset by the purchase of short-term investments of $47.2 million.

Net cash used in investing activities for the three months ended March 31, 2023 was $11.2 million related to the purchase of short-term investments of $160.0 million partially offset by the proceeds from the maturity of short-term investments of $148.8 million.

Financing activities

Cash provided by financing activities for the three months ended March 31, 2024 was $48,000 related to net proceeds from the issuance of common stock upon stock option exercises.

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

Critical accounting policies and use of estimates

Our critical accounting policies are disclosed in our audited consolidated financial statements for the year ended December 31, 2023, and the related notes, included in our Annual Report.

New Accounting Pronouncements

Refer to Note 2 of the Notes to our Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our market risks from those described in Part II Item 7A. Quantitative and qualitative disclosures about market risk of our 2023 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Our business is subject to several risks and uncertainties, including those immediately following this summary. Some of these risks are:

•
We have a limited operating history, have not completed any clinical trials beyond Phase 2, and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
•
We have incurred significant net losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
•
Our near-term revenues are highly dependent on the successful commercialization of OJEMDA (tovorafenib), which received marketing approval in April 2024 from the FDA for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. To the extent that OJEMDA is not commercially successful, our business, financial condition and results of operations would be materially and adversely affected and the price of our common stock would decline.
•
Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the discovery or identification, development and commercialization of OJEMDA and our product candidates.
•
We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations.
•
Clinical trials are very expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. OJEMDA and our product candidates may not have favorable results in later clinical trials, if any, or receive marketing authorization. If we fail to demonstrate the safety and effectiveness of OJEMDA or our product candidates, our reputation may be harmed and our business will suffer.
•
We may rely on data from investigator-initiated studies, as we did for the Phase 1 clinical trial, and we do not control the trial operations or reporting of the results of such trials.
•
The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for pimasertib or any future product candidates, on a timely basis or at all.
•
The manufacture of pharmaceutical products, including OJEMDA and our product candidates, including pimasertib, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, our products for commercial sale.
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

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history, have not completed any clinical trials beyond Phase 2 and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2018, and have never generated any revenue. Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to identifying, acquiring and developing OJEMDA and our product candidates and building our pipeline, organizing and staffing our company, business planning, building a commercial organization, establishing and maintaining our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates, raising capital and providing general and administrative support for these operations.

Since our inception, we have focused substantially all of our efforts and financial resources on the clinical development of our product, OJEMDA, initially for relapsed or refractory pediatric low-grade gliomas, or pLGGs, and our product candidate, pimasertib, which we are studying in combination with tovorafenib for the treatment of RAS- and RAF-dependent tumors. To date, we have financed our operations primarily through the sale and issuance of redeemable convertible preferred shares, convertible notes, the completion of our initial public offering, or IPO, and follow-on public offerings of our common stock.

We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 2, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biopharmaceutical companies in rapidly evolving fields and with recently approved therapies. We also may need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant net losses since our inception and have not generated any revenue. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our redeemable convertible preferred shares, our convertible notes, the completion of our IPO and follow-on offerings of our common stock. For the three months ended March 31, 2024 and 2023, we reported a net loss of $62.4 million and $42.4 million, respectively. We had an accumulated deficit of $521.0 million as of March 31, 2024. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib and pimasertib through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our product and product candidates, including our ongoing pivotal Phase 2 FIREFLY-1 trial for OJEMDA, our ongoing pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a potential front-line therapy in pLGG, our post-marketing commitments and requirements for OJEMDA, our ongoing Phase 1b/2 FIRELIGHT-1 umbrella master trial of tovorafenib in adult RAS/RAF-altered solid tumors as a monotherapy and in combination with pimasertib, and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In October 2023, the U.S. Food and Drug Administration, or FDA, accepted our New Drug Applications, or NDAs, and granted priority review for OJEMDA as a monotherapy in relapsed or refractory pLGG. On April 23, 2024, the FDA approved the NDAs for OJEMDA for use in the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. We will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of OJEMDA, or our product candidates, including pimasertib if marketing authorization is received. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

Our near-term revenues are highly dependent on the successful commercialization of OJEMDA, which received marketing approval in April 2024 from the FDA for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. To the extent that OJEMDA is not commercially successful, our business, financial condition and results of operations would be materially and adversely affected and the price of our common stock would decline.

Our future success is highly dependent on our ability to timely complete successful clinical trials, obtain marketing authorization for, and then successfully commercialize, OJEMDA and our product candidates. OJEMDA is our only drug that has been approved for sale and it has only been approved for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. Prior to OJEMDA, we have not, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with OJEMDA. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential. We are focusing a significant portion of our activities and resources on OJEMDA, and we believe our near-term revenues are highly dependent on, and a meaningful portion of the value of our Company relates to, our ability to successfully commercialize OJEMDA in the United States. If the launch or commercialization of OJEMDA is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

We are early in our development efforts and our product, tovorafenib, is currently in pivotal Phase 3 clinical trials. Our product candidate, pimasertib, is in an earlier stage of development and is not approved for sale in any jurisdiction. There can be no assurance that tovorafenib, pimasertib or any future product candidates we develop, if any, will achieve success in their clinical trials or obtain marketing authorization.

The success of OJEMDA will depend on several factors, including the following:

•
successful and timely completion of current and future clinical trials resulting in attractive, competitive target product profiles, including our pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a front-line therapy for patients with pLGG;
•
the results of our ongoing clinical trial for tovorafenib and Phase 1b/2 umbrella master trial of tovorafenib in combination with pimasertib meeting clinical endpoints;
•
timely and successful enrollment of patients in, and completion of, clinical trials with favorable results;
•
demonstration of safety, effectiveness and acceptable risk-benefit profiles of OJEMDA and our product candidates to the satisfaction of the FDA and foreign regulatory agencies and attractiveness of OJEMDA and our product candidates to physicians, patients, advocates, payors and caregivers;
•
our ability, or that of our collaborators, to develop and obtain clearance or approval of complementary or companion diagnostics, if any, on a timely basis, or at all, and an adequate supply of these diagnostics and access to these diagnostics that outpaces demand;
•
receipt and related terms of marketing authorizations from applicable regulatory authorities for our product candidates such as pimasertib, including potential restrictions or limitations on the conditions of use of our products;
•
whether our patents will be sufficient to prevent generic competition for OJEMDA after our orphan drug exclusivity expires;
•
the successful completion of any required or committed post-marketing studies and available funding to perform any such post-marketing requirements or post-marketing commitments;
•
raising additional funds necessary to complete clinical development of and successful commercialization of OJEMDA and our product candidates, including pimasertib;
•
obtaining and maintaining patent, trade secret and other intellectual property protection and statutory exclusivities for OJEMDA and our product candidates;
•
protecting and enforcing our rights in our intellectual property portfolio;
•
making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of OJEMDA and our product candidates and ensuring a resilient, effective supply chain that produces supply that outpaces demand;
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
•
effectively shaping the market in the early years following launch to help providers understand a new way of thinking about treating relevant patients;
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

Many of these factors are beyond our control, and if we cannot address any of them in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize OJEMDA and our product candidates, which would materially harm our business. It is also possible that not all of our product candidates, including pimasertib, will never obtain marketing authorization even if we expend substantial time and resources seeking such approval.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the development and commercialization of OJEMDA and our product candidates.

Our business depends entirely on the successful development and commercialization of OJEMDA and our product candidates. Our ability to generate revenue and achieve profitability depends on several factors, including, but not limited to, our ability to:

•
successfully market and sell OJEMDA while maintaining full compliance with applicable federal and state laws, rules and regulations;
•
complete a successful pivotal Phase 3 FIREFLY-2 trial with tovorafenib that achieves a competitive, clinically meaningful and generally well-tolerated target product profile for the front-line treatment of pLGG;
•
complete a successful Phase 1b/2 FIRELIGHT-1 umbrella master trial of tovorafenib in combination with pimasertib;
•
initiate and successfully complete all safety, pharmacokinetic and other studies required to obtain foreign marketing authorization for OJEMDA as a treatment for patients with pLGGs;
•
initiate and complete additional, successful late-stage clinical trials that meet their clinical endpoints;
•
obtain favorable results from our clinical trials and apply for and obtain marketing authorizations for pimasertib from applicable regulatory authorities, including NDAs from the FDA, and maintaining such approvals;
•
establish licenses, collaborations or strategic partnerships that allow for the commercialization of OJEMDA and our product candidates and/or may increase the value of our programs;
•
establish and maintain viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates;
•
successfully commercialize OJEMDA, pimasertib and any future product candidates we may develop, if approved, by building and maintaining a sales force and/or entering into collaborations with third parties;
•
satisfy any post-marketing requirements imposed by, or post-marketing commitments made to, applicable regulatory authorities, including for OJEMDA;

•
demonstrate an acceptable safety profile of our product and our product candidates, including OJEMDA and pimasertib, and continue to maintain a continued acceptable safety profile following marketing authorization, if any;
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
•
achieve market acceptance of OJEMDA and our product candidates, including pimasertib, if approved, with patients, the medical community and third-party payors, both in the United States and internationally; and
•
attract, hire and retain qualified personnel.

To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials for OJEMDA and our product candidates, acquiring additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing authorization for our product candidates, obtaining and retaining patents, trade secrets, statutory exclusivities, and other intellectual property protections and marketing and selling products for which we may obtain marketing authorization, if any. We are in the earlier stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product, OJEMDA, and product candidates, pimasertib, and any future product candidates through clinical development. We expect increased expenses as we continue our research and development, initiate additional clinical trials, seek to expand our product pipeline, seek marketing authorization for our lead programs and future product candidates, if any, and invest in our organization. In addition, we expect to incur significant expenses related to the product manufacturing, marketing, sales and distribution of OJEMDA and, if we obtain marketing authorization, for our product candidates including pimasertib. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company, such as acquiring and retaining experienced personnel, developing new information technology systems and other costs associated with being a public company. Also, we expect to experience ongoing and additional costs related to preparing and filing patent applications, maintaining our intellectual property and potentially expanding our office facilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

We had $317.9 million in cash, cash equivalents and short-term investments as of March 31, 2024. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
the successful development of and marketing authorization for any complementary or companion diagnostics that may be useful to or necessary for the commercialization of OJEMDA and our product candidates;
•
the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our current or future product candidates;
•
the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or future product candidates;
•
to the extent we pursue strategic collaborations, including collaborations to commercialize OJEMDA, pimasertib or any of our future pipeline products and product candidates, if any, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses;
•
the cost associated with commercializing any approved products and product candidates, including establishing sales, marketing, market access and distribution capabilities;
•
the cost associated with completing any post-marketing studies or trials requested or required by the FDA or other regulatory authorities, including for OJEMDA;
•
the revenue, if any, received from commercial sales of OJEMDA, pimasertib or any of our future product candidates, if approved, or any other future pipeline product candidates that receive marketing authorization;
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

We will require additional capital to complete our planned clinical development programs for our current product candidates to obtain marketing authorization, and we anticipate needing to raise additional capital to complete the development of and to commercialize OJEMDA or our product candidates. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or products and product candidates or we may be unable to take advantage of future business opportunities. Furthermore, any additional capital-raising efforts may divert our team’s attention from their day-to-day activities, which may adversely affect our business, including our ability to develop and commercialize our current and future product candidates, if approved. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of March 31, 2024. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, potential instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, global regional conflicts, public health epidemics or otherwise.

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research or drug development programs, clinical trials or future commercialization efforts.

Risks Related to Development and Commercialization of OJEMDA and our Product Candidates

Clinical trials are very expensive, time-consuming and difficult to design and implement, and involve uncertain outcomes. Furthermore, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. OJEMDA and our product candidates may not have favorable results in later clinical trials, if any, and not all of our product candidates will receive marketing authorization. If we fail to demonstrate the safety and effectiveness of OJEMDA and our product candidates, our reputation may be harmed and our business will suffer.

The risk of failure for OJEMDA and our product candidates is high. It is impossible to predict when or if OJEMDA and our product candidates will prove effective or safe in humans or if our product candidates will receive marketing authorization. To obtain the requisite marketing authorizations to market and sell our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

In addition, the results of preclinical studies and earlier clinical trials may not be predictive of the results of later-stage preclinical studies or clinical trials. We have limited clinical data for OJEMDA and our product candidates. Products and product candidates in later stages of clinical trials may fail to show similar or desired safety and efficacy traits despite having progressed through preclinical and earlier stage clinical trials.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product or product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other clinical trial protocols and the rate of discontinuation among clinical trial participants.

If we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and marketing authorization and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially and adversely affected.

OJEMDA has only been studied in a limited number of patients. Following commercial launch, OJEMDA will be available to a much larger number of patients, and we do not know whether the results of OJEMDA’s use in such larger number of patients will be consistent with the results from our clinical studies.

OJEMDA has been administered only to a limited number of patients in clinical studies. While the FDA granted accelerated approval of OJEMDA based on the data included in the NDAs, we do not know whether the real world safety and effectiveness of the product will be consistent with the safety and effectiveness profile seen in the clinical studies. New data relating to OJEMDA, including from adverse events reports and our post-marketing commitments in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of OJEMDA from the market. If any of these actions were to occur, it could result in significant expense and delay and/or limit our ability to generate sales revenues.

We may rely on data from investigator-initiated studies, as we did for the Phase 1 clinical trial, and we do not control the trial operations or reporting of the results of such trials.

From time to time, we may rely on certain clinical data from investigator-sponsored clinical studies, and we do not control the trial operations or reporting of the results of such trials. This was the case for the initial Phase 1 study for our product, OJEMDA, which was run as an investigator-initiated, multi-center trial in patients with relapsed or refractory pLGG that is being conducted by the Dana Farber Cancer Institute in collaboration with the Pacific Pediatric Neuro-Oncology Consortium, or PNOC. The last data reported from that trial was in January 2023. It is possible that additional data, when reported, will not demonstrate similar results. We have no control over the timing of such clinical data announcements. Our pivotal Phase 2 FIREFLY-1 trial OJEMDA is a Day One-sponsored trial. In addition, in later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing authorization for their product candidates.

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

Our clinical trials may be suspended, delayed or fail to adequately demonstrate the safety and effectiveness of OJEMDA and our product candidates, which would prevent or delay development, marketing authorization and commercialization.

Before obtaining marketing authorization from the FDA or comparable foreign regulatory authorities for the sale of OJEMDA and our product candidates, we must demonstrate through lengthy, complex and expensive clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. Failure can occur at any time during the clinical trial processes and for any number of reasons, and, because our product candidates are in earlier stages of development, there is a high risk of failure and we may never succeed in developing marketable products.

We may experience numerous challenges and unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of marketing authorization or our ability to successfully commercialize OJEMDA or our product candidates, including:

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

We may not be able to initiate or continue our ongoing or planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. In our OJEMDA program, we utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. We cannot be certain (i) how many patients will have the requisite alterations for inclusion in our clinical trials, (ii) that the number of patients enrolled in each program will suffice for marketing authorization or (iii) whether each specific BRAF mutation targeted will be included in the approved drug labeling. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates. Patient enrollment is also affected by other factors, including:

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

In addition, the conditions for which we currently plan to evaluate our product candidates are orphan or rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. Further, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as our clinical product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Moreover, if any of our competitors receive FDA approval for a product, it may limit our ability to enroll patients in our clinical trials if they decide to seek treatment with an approved product. For example, in March 2023, Novartis received approval for dabrafenib in combination with trametinib, which could in the future limit our ability to enroll patients in clinical trials for OJEMDA.

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

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any products or product candidates that we successfully develop and commercialize, including OJEMDA, may compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of competing product candidates are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are developing, or may in the future develop, product candidates. In addition, our product candidates may need to compete with drugs that are prescribed off-label to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our product candidates.

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

We expect to face competition from existing products and products in development for each of our programs. Drug discovery efforts focused on V600 mutations have led to clinical success in some cancers. Three BRAF inhibitors have been approved by the FDA for the treatment of tumors containing V600E or V600K mutations. These first-generation BRAF inhibitors, known more generally as Type I RAF inhibitors, are vemurafenib, marketed as Zelboraf® by Genentech; dabrafenib, marketed as Tafinlar® by Novartis; and encorafenib, marketed as Braftovi® by Pfizer. Dabrafenib, in combination with trametinib, marketed as Mekinist® by Novartis, has been approved for the treatment of adult and pediatric patients ≥ 6 years of age with unresectable or metastatic solid tumors with BRAF V600E mutation who have progressed following prior treatment and have no satisfactory alternative treatment options. This includes BRAF V600E pLGG, a subset of the greater RAF-altered pLGG clinical scope of the OJEMDA development program. We believe that current data indicates that the BRAF V600E subset represents 10%-20% of BRAF-altered pLGG, but additional epidemiologic data may emerge as more patients are profiled. Further, dabrafenib, in combination with trametinib, was granted full approval in the BRAF V600E pLGG indication in March 2023 to include the treatment of pediatric patients 1 year of age and older with low-grade glioma, or LGG, with a BRAF V600E mutation who require initial systemic therapy.

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

With regard to the treatment of pLGG, some MEK inhibitors, some type I RAF inhibitors, and other targeted therapies have been studied, or are being studied, in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. The off-label use of these agents may represent competition for OJEMDA if it is approved and enters the market.

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

As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or comparable foreign regulatory authorities or in discovering, developing and commercializing product candidates in our field before we do, which could result in our competitors establishing a strong market position before we are able to enter the market with a particular product or product candidate or could make our development more complicated.

Our potential commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than OJEMDA or our other product candidates. Even if the product candidates we develop achieve marketing authorization, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of the product candidates we may develop, if approved, could be adversely affected.

Safety risks or other side effects associated with OJEMDA, pimasertib or any future products and product candidates we may develop could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the use of an approved product or result in significant negative consequences following marketing authorization, if any.

As is the case with pharmaceuticals generally, we have observed side effects and adverse events associated with our product, OJEMDA, and our product candidates. The most common side effects (adverse events) observed to date with OJEMDA included maculopapular rash, anemia, headache, elevation in blood creatinine phosphokinase, or CPK, nausea, skin and hair discoloration and fatigue.

Results of our ongoing and planned clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. These side effects or unexpected characteristics may be subject to regulatory reporting requirements before and/or after approval. Undesirable side effects caused by OJEMDA or our product candidates could result in the delay, suspension or termination of clinical trials by us or regulatory authorities for a number of reasons. Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of OJEMDA or our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug.

Additionally, patients treated with OJEMDA and our product candidates have undergone, or may also be undergoing, medical, surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to OJEMDA or our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons, which could impact development of OJEMDA, pimasertib or our other product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of OJEMDA and our product candidates will be harmed and our ability to generate product revenues from such product or product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of any approved products or reduce the duration of time that physicians expect to use our product in particular patients. Any of these occurrences may significantly harm our business, prospects, financial condition and results of operations.

Moreover, if OJEMDA or our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for our product candidates, if approved. We may also be required to modify our study plans based on findings in our clinical trials. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial. Many drugs that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development. In addition, regulatory authorities may draw different conclusions, require additional testing to confirm these determinations, require more restrictive labeling or deny marketing authorization of the product candidate.

It is possible that, as we test OJEMDA or our product candidates in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of our product candidates becomes more widespread following any marketing authorization, illnesses, injuries, discomforts and other adverse events that were observed, did not occur or went undetected in earlier trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may significantly harm our business, financial condition, results of operations and prospects.

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
•
regulatory authorities may require additional warnings in the labeling, such as a contraindication or a boxed warning, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

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

We may expend our limited resources to pursue a particular product or product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and products and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and products and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

The market opportunities for any products and product candidates we develop, if approved, may be limited to certain smaller patient subsets and may be smaller than we estimate them to be.

On April 23, 2024, the FDA approved the NDAs for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. We have commenced the commercial launch of OJEMDA in the United States. There is no guarantee that OJEMDA or our product candidates will be approved for the front-line setting, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with OJEMDA and our product candidates, are based on our beliefs and estimates. For example, pLGG is a rare disease, and our projections of both the number of people who have this disease, as well as the subset of people with pLGG who have the potential to benefit from treatment with OJEMDA and our product candidates, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research. These estimates may prove to be incorrect. Additionally, new studies or information may change the estimated incidence or prevalence of the cancers that we are targeting, which could affect our eligibility for orphan designation for certain indications. The potentially addressable patient population for OJEMDA and our product candidates may be limited or may not be amenable to treatment with OJEMDA and our product candidates. Consequently, even if our product candidates are approved, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. Even if we obtain significant market share for our products, if the potential target populations are small, we may never achieve profitability without obtaining marketing authorization for additional indications, if at all.

Our clinical development activities are primarily focused on the development of targeted therapeutics for patients with genomically-defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to approved or marketable products.

The discovery and development of targeted therapeutics for patients with genomically-defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover, identify and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our products and product candidates’ preclinical trial results and our clinical work, that the genomic alterations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for OJEMDA and our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population. In some cases, the target patient populations may not be completely defined. We will need to screen and identify appropriate patients with the targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to OJEMDA and our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and successfully commercialize OJEMDA and our product candidates and achieve profitability. In addition, even if our approach is successful in showing clinical benefit for RAF-driven cancers for our OJEMDA program, we may never successfully identify additional oncogenic alterations sensitive to OJEMDA in other MAPK-driven tumors. Therefore, we do not know if our approach of treating patients with genomically-defined cancers will be successful, and if our approach is unsuccessful, our business will suffer.

OJEMDA and our product candidates, including pimasertib, may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success.

Our product, OJEMDA, and product candidates, including pimasertib, if approved, may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

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
•
the potential and perceived advantages of OJEMDA and our product candidates over alternative treatments;
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

If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be negatively impacted. With respect to OJEMDA specifically, successful commercialization will depend on negotiations with, and coverage, reimbursement, selection and/or acquisition decisions by, third-party payors, which we cannot predict. These decisions in turn may depend on value assessments conducted by various entities (e.g., formulary committees, such as pharmacy and therapeutics committees, healthcare systems and pharmacies, among others) that consider various factors (including the price of OJEMDA)—the outcomes of which we cannot predict.

Any products and product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as price restrictions.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our products, including OJEMDA, and our product candidates, including pimasertib, should it receive marketing authorization, will depend substantially, both in the United States and internationally, on the extent to which the costs of such products and product candidates will be covered and reimbursed by third-party payors, as patients who are prescribed medicine for the treatment of their condition generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Further, coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize OJEMDA and product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain marketing authorization.

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

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are generally challenging the prices for medical products, including by examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific products on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We plan to conduct pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our products, which may be costly. Nonetheless, our products and product candidates may not be considered medically necessary or cost-effective. Moreover, third-party payor coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

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

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and commercialization of OJEMDA and any future products and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. The FDA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time, our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to advancing our product candidates into clinical trials or marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition.

Risks Related to Government Regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for pimasertib or any future product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to OJEMDA and pimasertib, currently our only product and product candidate in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing authorization of drugs in the United States requires the submission of an NDA to the FDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. We are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product.

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

FDA approval of an NDA is not guaranteed, and the review and approval process is an expensive and uncertain process over which the FDA has substantial discretion. The FDA approval process may also take several years. The number and types of preclinical studies and clinical trials that will be required for NDA approval vary depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA marketing authorization process and will be commercialized. On April 23, 2024, the FDA approved the NDAs for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. In connection with its approval of OJEMDA, the FDA may impose restrictions, post-marketing requirements or post-marketing commitments that may limit our ability to commercialize OJEMDA or any other product. If we fail to comply with FDA-mandated requirements or if the results of certain required post-marketing studies are negative, the FDA could withdraw approval, add warnings or narrow approved indications, which could affect the commercial success of our products.

In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process. For example, in May 2022, the Oncology Center of Excellence within the FDA advanced Project Optimus, an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options.

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

We have not yet obtained FDA approval for our product candidate, pimasertib. While the FDA approved the NDAs for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation, there is no assurance that we will receive similar approval for OJEMDA from comparable regulatory authorities in foreign jurisdictions, which may limit our addressable market and could adversely affect our business, prospects, financial condition and results of operations.

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

OJEMDA was granted rare pediatric designation by the FDA in May 2021 for the treatment of LGGs harboring an activating RAF alteration that disproportionately affects children. We submitted the OJEMDA NDAs as a rare pediatric designation marketing application, and the FDA conditionally designated the marketing application as a “rare pediatric disease product application” pending the final determination at the time of approval or licensure on whether the application meets all of the eligibility criteria set forth in section 529(a)(4) of the FD&C Act. On April 23, 2024, the FDA approved the NDAs for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation, and in connection with the accelerated approval, Day One received a Priority Review Rare Pediatric Disease Voucher.

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

For each product and product candidate for which marketing authorization is granted, including OJEMDA, the terms of approvals, ongoing regulation of our products or other post-approval restrictions may limit how we manufacture and market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

For each product and product candidate for which marketing authorization is granted, including OJEMDA, an approved product and the marketing authorization holder are subject to ongoing regulation by the FDA and other regulators. Regulators may impose post-marketing requirements and elicit post-marketing commitments, which may be onerous and subject us to ongoing review and extensive regulation. For example, the FDA may request or require post-marketing clinical studies, enhanced pharmacovigilance programs, additional reporting requirements and other obligations at the time of approval or after approval. The FDA also may impose a REMS under Section 505-1 of the FD&C Act in order to ensure that the benefits of our product candidates outweigh their risks. Additionally, either at the time or approval or after approval, the FDA could invoke its authority under Section 505(o) of the FD&C Act and require costly post-marketing safety studies, including clinical trials, and/or epidemiologic surveillance to monitor the safety of our approved products in order to assess a known risk related to the product, assess signals of serious risks related to the product or identify an unexpected serious risk when available data indicates the potential for a serious risk.

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

Any product for which we obtain marketing authorization, including OJEMDA, will be subject to ongoing enforcement of post-marketing requirements by regulatory agencies, and we could be subject to substantial penalties, including withdrawal of our product from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product for which we obtain marketing authorization, such as OJEMDA, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

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

Non-compliance by us or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties. Further, if any of these actions were to occur, we may have to discontinue the commercialization of our product, OJEMDA, and product candidates, limit our sales and marketing efforts, conduct further post-approval studies and/or discontinue or change any other ongoing clinical studies, which in turn could result in significant expense and delay and/or limit our ability to generate sales revenues.

Our failure to obtain marketing authorization in foreign jurisdictions would prevent OJEMDA and our product candidates from being marketed in those jurisdictions, and any approval we are granted for our product candidates in the United States would not assure approval of product candidates in foreign jurisdictions.

In order to market and sell our products in any jurisdiction outside the United States, we must obtain separate marketing authorizations and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. Further, FDA approval of OJEMDA does not guarantee approval in jurisdictions outside of the United States. The marketing authorization process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit for marketing authorizations and may not receive necessary approvals to commercialize our products in any market.

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
•
the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to teaching hospitals, as well as ownership and investment interests held by physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, as well as ownership and investment interests held by physicians and their immediate family members. Since January 1, 2021, manufacturers are required to collect information regarding payments and transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives for reporting in the following year. The reported information is made available on a public website; and
•
analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by state payors and non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing, including price increases. Certain state and local laws require the registration of pharmaceutical sales representatives. Certain state and non-U.S. laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, also govern the privacy and security of health information in some circumstances, thus complicating compliance efforts.

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

We expect that additional state and federal healthcare reform measures, including potentially significant additional changes to current drug pricing and reimbursement structures, will be adopted in the future, particularly if there is a change in presidential administration. Current and future reform measures may result in more rigorous coverage criteria and in additional downward pressure on the prices that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize OJEMDA and our product candidates.

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

We are developing our current product candidates in combination with one or more currently approved cancer therapies or therapies in development. Even if our current or future product candidates, including pimasertib, receive marketing authorization or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of tovorafenib and pimasertib, and any preclinical studies and clinical trials of any future products and product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Since such third parties partially control the progress of these trials, they may also publish the data related to these trials prior to obtaining or without our approval for doing so. Specifically, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. For example, in addition to the Phase 1 clinical trial run by Dana Farber Cancer Institute in collaboration with PNOC, the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research, is developing a group-wide clinical trial of tovorafenib in relapsed Langerhans cell histiocytosis. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for products and product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products and product candidates produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing authorization process.

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

In addition, with respect to investigator-sponsored trials that may be conducted, we would not control the design or conduct of these trials, and it is possible that the FDA will not view these investigator-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. We expect that such arrangements will provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development. Further, if investigators or institutions breach their obligations with respect to the clinical development of OJEMDA or our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected. The investigators may design clinical trials with clinical endpoints that are more difficult to achieve, or in other ways that increase the risk of negative clinical trial results compared to clinical trials that we may design on our own. Negative results in investigator-sponsored clinical trials could have a material adverse effect on our efforts to obtain marketing authorization for our product candidates and the public perception of our product candidates. Additionally, the FDA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored trials, or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing or clinical data.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing authorizations for OJEMDA, pimasertib or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

The manufacture of pharmaceutical products, including OJEMDA and our product candidates including pimasertib, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

We do not have any manufacturing facilities, and we currently contract with certain third-party manufacturers in China. We rely, and expect to continue to rely, on third parties for the manufacture of OJEMDA and our product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture of our product candidates. In addition, we expect to contract with analytical laboratories for release and stability testing of OJEMDA and our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of OJEMDA or our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts and cause the FDA to withdraw certain designations, including orphan drug designation. For example, we cannot be sure to what extent the supply chain issues caused by geopolitical uncertainty and public health epidemics, may impact our ability to procure sufficient supplies for the development of OJEMDA and our product candidates and what, if any, impact that may have on our facilities and operations in the region, including but not limited to a decrease or disruption of production, increased costs of production or other interruptions in our supply chain. In addition, any disruption in production or inability of our manufacturers, specifically in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of OJEMDA and our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, including those affiliated with the manufacture of our API, Wuxi STA, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation.

Any of these matters could materially adversely affect our business, financial condition and results of operations. In addition, disruptions in logistics routes and transportation capabilities could disrupt our supply chain. And, if we experience unexpected spikes in demand over time, we risk running out of our necessary supplies.

We entered into a manufacturing and supply agreement with Quotient for drug manufacturing of OJEMDA and a packaging agreement with Sharp Corporation, or Sharp, for the packaging and serialization of OJEMDA. Supply chain issues, such as those related to certain packaging material, may negatively impact our ability to package and deliver OJEMDA and our product candidates if not managed effectively. Moreover, if any of our existing or future contract manufacturers or suppliers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, which could negatively impact our results of operations and business.

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

OJEMDA and our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

As we prepare for later-stage clinical trials and commercialization of OJEMDA, we will need to take steps to increase the scale of production of OJEMDA and our product candidates. Other than for our product OJEMDA, we have not yet scaled up the manufacturing process for any of our product candidates and may need to scale further to support future supply needs for any of our product candidates. Third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up or commercial activities. For example, if microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing authorization. If our current CMOs for clinical testing cannot perform as agreed, we may be required to replace such CMOs. Although we believe that there are several potential alternative manufacturers who could manufacture OJEMDA or our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments or public health epidemics. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

Our current and anticipated future dependence upon others for the manufacture of OJEMDA or our product candidates may adversely affect our future profit margins and our ability to commercialize any products that obtain marketing authorization on a timely and competitive basis.

We rely on a limited number of suppliers for raw materials and any disruptions arising from our sole suppliers could result in delays in our clinical trials or otherwise adversely affect our business and results of operations.

We rely on a limited number of suppliers, some of whom are our sole source for certain materials, and some of whom are based in foreign jurisdictions. Our small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, including inflation and changes in interest rates, potential instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, natural disasters, fire, acts of terrorism, pandemics, or other catastrophic events. Further, in the case of materials for which we have a sole supplier, even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture OJEMDA and our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions, which may adversely affect our business and results of operations.

We may enter into collaborations with third parties for the development and commercialization of OJEMDA and our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of OJEMDA and our product candidates.

We may seek third-party collaborators for the development and commercialization of OJEMDA and some of our product candidates on a select basis. We have not entered into any collaborations to date. Our likely collaborators for any future collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a future collaboration will depend, among other things, upon our assessment of the future collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our future collaborators dedicate to the development or commercialization of OJEMDA and our product candidates. Our ability to generate revenues from these arrangements will depend on our future collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations with future collaborators involving OJEMDA and our product candidates would pose numerous risks to us, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
•
collaborators may de-emphasize or not pursue development and commercialization of OJEMDA and our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator's strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon OJEMDA or a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with OJEMDA or our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
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
•
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of OJEMDA or our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable products or product candidates;
•
collaboration agreements may not lead to development or commercialization of OJEMDA or our product candidates in the most efficient manner or at all; and
•
if a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

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

We largely conduct our operations in the greater San Francisco Bay Area, a region that is home to other pharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among pharmaceutical companies. Many of the other pharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. In addition, as our business changes, key personnel may not want to work for a larger, commercial enterprise. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize OJEMDA or our product candidates and to grow our business and operations as currently contemplated. We have adopted a greater level of flexibility in our recruiting practices to attract and hire candidates outside of the San Francisco Bay Area, which is intended to increase retention but could have a negative impact on employee engagement, resulting in greater employee turnover.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

We had 174 full-time employees as of March 31, 2024. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if our product candidates receives marketing authorization, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of OJEMDA, pimasertib or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing authorization of pimasertib or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize OJEMDA, pimasertib, our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The increase of “work from home” in recent years has generally increased the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the increase of remote work to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or inappropriate disclosure of confidential, sensitive or proprietary information, we could incur liability and reputational damage and the further development and commercialization of OJEMDA, pimasertib or any future product candidates could be delayed. Any breach, loss or compromise of proprietary, sensitive or confidential information may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. For example, the California Consumer Privacy Act of 2018, or the CCPA, as amended by the California Privacy Rights Act, or the CPRA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences.

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

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for OJEMDA, pimasertib or any other product candidates could result in delays in our marketing authorization efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our clinical trial subjects or personnel, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Washington state recently passed the My Health My Data Act, which is focused on the collection of consumer health data. The My Health My Data Act has a broader scope than HIPAA and includes a private right of action. The My Health Data Act became effective on March 31, 2024 and there may be substantial regulatory action and litigation associated with the My Health Data Act.

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

Our current operations are primarily located in the San Francisco Bay Area. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather conditions, medical epidemic or pandemic, power shortage, telecommunication failure or other natural or man-made accident or incident that results in our being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. Loss of access to these facilities may result in increased costs, delays in the development of OJEMDA or our product candidates or interruption of our business operations, and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for OJEMDA and our current product candidates and future products, as well as our core technologies, including our manufacturing know-how. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining and defending our intellectual property, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of cancer drug development. Additionally, we intend to rely on regulatory protection afforded through rare drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our own or licensed patent applications will mature into issued patents, and cannot provide any assurances that any such patents, if issued, will include claims with a scope sufficient to protect OJEMDA and our current and future product candidates or otherwise provide any competitive advantage. Additionally, patents can be enforced only in those jurisdictions in which the patent has issued. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first nonprovisional U.S. filing. The natural expiration of a patent outside of the United States varies in accordance with provisions of applicable local law, but is generally 20 years from the earliest local filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Moreover, our exclusive licenses may be subject to field restrictions and retained rights, which may adversely impact our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Agreements.” Our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to OJEMDA and our product candidates, including generic versions of such products. In addition, the patent portfolio licensed to us is, or may be, licensed to third parties outside our licensed field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against another licensee or in administrative proceedings brought by or against another licensee in response to such litigation or for other reasons.

Other parties have developed technologies that may be related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether the inventors of our patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that they were the first to file for patent protection of such inventions. Further, we cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty. Further, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize OJEMDA or our current or future product candidates.

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

Even if they are unchallenged, our patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, even if we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention if the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. If the patent protection provided by the patents and patent applications we hold or pursue with respect to OJEMDA or our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize OJEMDA or our product candidates could be negatively affected, which would harm our business. Certain regulatory exclusivities may be available, however, the scope of such regulatory exclusivities is subject to change and may not provide us with adequate and continuing protection sufficient to exclude others from commercializing products similar to OJEMDA and our product candidates.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical products or product candidates would be adversely affected.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to develop products that are similar to OJEMDA and our product candidates but that are not covered by the claims of the patents that we own or license;
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
•
cause development delays;
•
prevent us from commercializing OJEMDA or any of our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
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

Although no third party has asserted a claim of patent infringement against us as of March 31, 2024, others may hold proprietary rights that could prevent OJEMDA or our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at OJEMDA or our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to OJEMDA or our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market OJEMDA or our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign OJEMDA, our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing OJEMDA or our product candidates and technology.

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

Some of our current product candidates and research programs are licensed from third parties. If these license agreements are terminated or interpreted to narrow our rights, our ability to advance OJEMDA and our current product candidates or develop new product candidates based on these technologies will be materially adversely affected.

We now depend on, at least in part, Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Dana Farber Cancer Institute, Millennium Pharmaceuticals, Inc. and Merck KGaA, Darmstadt, Germany, and will continue to depend on Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Dana Farber Cancer Institute, Millennium Pharmaceuticals, Inc. and Merck KGaA, Darmstadt, Germany and on licenses and sublicenses from other third parties, as well as potentially on other strategic relationships with third parties, for the research, development, manufacturing and commercialization of OJEMDA and our current product candidates. If any of our licenses or relationships or any in-licenses on which our licenses are based are terminated or breached, we may:

•
lose our rights to develop and market OJEMDA or our current product candidates;
•
lose patent or trade secret protection for OJEMDA or our current product candidates;
•
experience significant delays in the development or commercialization of OJEMDA or our current product candidates;
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

If we breach our license agreements, it could have a material adverse effect on our commercialization efforts for OJEMDA and our product candidates.

If we breach any of the agreements under which we license the use, development and commercialization rights to OJEMDA and our product candidates or technology from third parties, we could lose license rights that are important to our business. Or if we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

OJEMDA and our current lead product candidates are protected by, among other intellectual property rights, patents and patent applications we co-own and exclusively in-license from Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.). OJEMDA and our current lead product candidates and pipeline and our anticipated near-term pipeline may include technologies, licensed from other third parties, including, for example, Merck KGaA, Darmstadt, Germany.

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
•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of OJEMDA and our product candidates, and what activities satisfy those diligence obligations;
•
the priority of invention of patented technology;
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•
whether and the extent to which inventors are able to contest the assignment of their rights to our licensors.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms or at all, we may be unable to successfully develop and successfully commercialize OJEMDA and the affected product candidates. In addition, if disputes arise as to ownership of licensed intellectual property, our ability to pursue or enforce the licensed patent rights may be jeopardized. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize our products could suffer.

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

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our collaborators were to initiate legal proceedings against a third-party to enforce a patent directed at OJEMDA or one of our product candidates, the defendant could counterclaim that our patent or the patent of our licensors is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of sufficient written description, non-enablement or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our product development, in-license needed technology or enter into development partnerships that would help us bring OJEMDA and our product candidates to market.

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

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect OJEMDA and our product candidates.

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

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. The Federal Circuit recently issued the In Re: Cellect, LLC decision that involves the interaction of patent term adjustment, or PTA, terminal disclaimers, and obviousness-type double patenting. This decision creates uncertainty to the patent terms of certain U.S. patents that share the same priority claim where one expires later than another due to accrued PTA. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future.

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

We have entered into or may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners and other third parties. We may become subject to litigation where a third party asserts that we or our employees inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise successfully commercializing OJEMDA and our product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

As is common in the biopharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of OJEMDA and our product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other pharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

The patent protection and patent prosecution for OJEMDA and some of our product candidates may be dependent on third parties.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to OJEMDA and our product candidates, there may be times when the filing and prosecution activities for patents and patent applications relating to OJEMDA and our product candidates are controlled by our licensors or collaboration partners. If any of our licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering OJEMDA and our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize OJEMDA and those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

Currently, our intellectual property protection includes patents and patent applications that we have in-licensed from, among others, Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited and Merck KGaA, Darmstadt, Germany. Our exclusive and non-exclusive licenses may be subject to certain retained rights, which may adversely impact our competitive position. We do not control the prosecution and maintenance of several of the licensed patent portfolios; thus, we cannot assure you that the licensed patent families will be prepared, filed, prosecuted, or maintained in a manner consistent with the best interests of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Agreements.” Our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to OJEMDA and our product candidates.

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

Certain geo-political actions in the United States or other countries may increase the uncertainties and costs related to the prosecution or maintenance of our patent applications, or those of our current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia.

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
•
if a product candidate we develop receives marketing authorization, the timing and terms of such approval and market acceptance and demand for such product;
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
•
changes in general market and economic conditions, such as due to rising interest rates, inflation, potential instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, global regional conflicts and public health epidemics;
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

The holders of an aggregate of 87,377,163 shares of our outstanding common stock as of March 31, 2024 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of March 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 47.0% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Further, our business and operations may be impacted by the political instability and military hostilities in multiple geographies including Ukraine, the Middle East and the tensions between China and Taiwan. We are closely monitoring the unfolding events of the armed conflict in Israel which began in October 2023. While this conflict is still evolving, to date, the conflict has not had an adverse impact on our business results of operations. However, if the conflict continues to worsen or intensify, any business interruptions or spillover effects could adversely affect our business and operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company’s directors and Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended March 31, 2024, the Company’s General Counsel and Chief Compliance Officer adopted a new Rule 10b5-1 Plan. The Plan (as defined below) were entered into during an open trading window in accordance with the Company’s Insider Trading Policy.

On February 28, 2024, Adam Dubow, our General Counsel and Chief Compliance Officer entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Dubow Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of our common stock. The Dubow Rule 10b5-1 Plan was entered into during an open trading window in accordance with our policies regarding transactions in our securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Dubow Rule 10b5-1 Plan provides for the potential sale of shares of our common stock, including upon the vesting and settlement of restricted stock units/vesting and exercise of stock options, so long as the market price of our common stock is higher than certain minimum threshold prices specified in the Dubow Rule 10b5-1 Plan, between May 29, 2024 and June 30, 2025. The aggregate number of shares of common stock that will be available for sale under the Dubow Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale is approximately 62,000, which reflects the aggregate maximum number of shares underlying Adam Dubow’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations. The Dubow Rule 10b5-1 Plan expires on June 30, 2025.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed/Furnished Herewith
10.1†	Amendment No. 1 to the License Agreement for RAF, dated March 4, 2024, by and between Day One Biopharmaceuticals, Inc. and Sunesis Pharmaceuticals, Inc.	8-K	001-40431	03/07/2024	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

† Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: May 6, 2024	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President Principal Executive Officer

Date: May 6, 2024	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer