Form 10-Q
period 2024-06-30
Day One Biopharmaceuticals, Inc.
filed 2024-08-02
CIK 1845337

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 87,760,456 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of OJEMDA™ (tovorafenib) and our product candidates, potential therapeutic benefits and economic value of OJEMDA and product candidates, our ability to market and sell OJEMDA while maintaining full compliance with applicable federal and state laws, rules and regulations, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by products and product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the potential impact of global business or macroeconomic conditions, including as a result of inflation, changing interest rates, cybersecurity incidents, actual or perceived instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto and global regional conflicts on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and other similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I-FINANCIAL INFORMATION

Day One Biopharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$239,616	$230,784
Short-term investments	122,250	135,563
Accounts receivable, net	9,136	—
Inventory	151	—
Prepaid expenses and other current assets	12,005	8,927
Total current assets	383,158	375,274
Property and equipment, net	196	208
Operating lease right-of-use asset	164	352
Intangible assets, net	16,802	—
Deposits and other long-term assets	117	214
Total assets	$400,437	$376,048
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,444	$2,576
Accrued expenses and other current liabilities	87,072	26,524
Current portion of operating lease liability	190	408
Total current liabilities	93,706	29,508
Total liabilities	93,706	29,508
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 87,692,916 and 87,227,132 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	9	9
Additional paid-in-capital	832,148	805,107
Accumulated other comprehensive (loss) income	(22)	9
Accumulated deficit	(525,404)	(458,585)
Total stockholders’ equity	306,731	346,540
Total liabilities and stockholders' equity	$400,437	$376,048

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$8,192	$—	$8,192	$—
Cost and operating expenses:
Cost of product revenue	707	—	707	—
Research and development	92,106	32,182	132,316	60,010
Selling, general and administrative	30,186	17,072	56,743	35,099
Total cost and operating expenses	122,999	49,254	189,766	95,109
Loss from operations	(114,807)	(49,254)	(181,574)	(95,109)
Non-operating income (expense):
Gain from sale of priority review voucher	108,000	—	108,000	—
Investment income, net	3,962	3,406	8,327	6,872
Other expense, net	(10)	(15)	(20)	(19)
Total non-operating income, net	111,952	3,391	116,307	6,853
Loss before income taxes	(2,855)	(45,863)	(65,267)	(88,256)
Income tax expense	(1,552)	—	(1,552)	—
Net loss	(4,407)	(45,863)	(66,819)	(88,256)
Net loss per share, basic and diluted	$(0.05)	$(0.61)	$(0.77)	$(1.20)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	87,121,310	74,964,878	86,864,545	73,478,567

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(4,407)	$(45,863)	$(66,819)	$(88,256)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(17)	(76)	(31)	62
Total comprehensive loss	$(4,424)	$(45,939)	$(66,850)	$(88,194)

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2023	87,227,132	$9	$805,107	$9	$(458,585)	$346,540
Issuance of common stock upon exercise of stock options	4,862	—	48	—	—	48
Issuance of common stock upon release of restricted stock units	157,724	—	—	—	—	—
Unvested common stock forfeiture	(12,555)	—	—	—	—	—
Share-based compensation expenses	—	—	12,644	—	—	12,644
Unrealized loss on available-for-sale securities	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(62,412)	(62,412)
Balance at March 31, 2024	87,377,163	9	817,799	(5)	(520,997)	296,806
Issuance of common stock upon exercise of stock options	22,151	—	324	—	—	324
Issuance of common stock upon release of restricted stock units	211,635	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	94,827	—	973	—	—	973
Unvested common stock forfeiture	(12,860)	—	—	—	—	—
Share-based compensation expenses	—	—	13,052	—	—	13,052
Unrealized loss on available-for-sale securities	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(4,407)	(4,407)
Balance at June 30, 2024	87,692,916	9	832,148	(22)	(525,404)	306,731

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2022	73,458,176	$7	$601,771	$(71)	$(269,668)	$332,039
Issuance of common stock upon exercise of stock options	75,184	—	1,184	—	—	1,184
Issuance of common stock upon release of restricted stock units	60,673	—	—	—	—	—
Unvested common stock forfeiture	(21,400)	—	—	—	—	—
Share-based compensation expenses	—	—	9,447	—	—	9,447
Unrealized gain on available-for-sale securities	—	—	—	138	—	138
Net loss	—	—	—	—	(42,393)	(42,393)
Balance at March 31, 2023	73,572,633	7	612,402	67	(312,061)	300,415
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,827	13,269,231	2	161,407	—	—	161,409
Issuance of common stock upon exercise of stock options	2,704	—	39	—	—	39
Issuance of common stock upon release of restricted stock units	69,020	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	57,740	—	653	—	—	653
Share-based compensation expenses	—	—	9,477	—	—	9,477
Unrealized loss on available-for-sale securities	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(45,863)	(45,863)
Balance at June 30, 2023	86,971,328	$9	$783,978	$(9)	$(357,924)	$426,054

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024		2023
Cash flows from operating activities:
Net loss	$(66,819)		$(88,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	25,674		18,924
Depreciation expense	38		12
Accretion of discounts on short-term investments, net	(2,189)		(5,858)
Amortization of intangible assets	298		—
Amortization of operating right-of-use asset	188		169
Gain from sale of priority review voucher	(108,000)		—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,136)		—
Inventory	(129)		—
Prepaid expenses and other current assets	(3,078)		(1,297)
Deposits and other long-term assets	97		210
Accounts payable	3,868		4,305
Accrued expenses and other current liabilities	60,548		3,569
Operating lease liability	(218)		(195)
Net cash used in operating activities	(98,858)		(68,417)
Cash flows from investing activities:
Cash paid for purchase of short-term investments	(168,761)		(264,744)
Proceeds from maturity of short-term investments	184,232		274,000
Cash paid for acquired intangible assets	(17,100)		—
Proceeds from sale of priority review voucher	108,000		—
Cash paid for purchase of property and equipment	(26)		(175)
Net cash provided by investing activities	106,345		9,081
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—		161,409
Proceeds from issuance of common stock upon stock option exercises	372		1,223
Proceeds from issuance of common stock upon Employee Stock Purchase Plan purchase	973		653
Cash provided by financing activities	1,345	—	163,285
Net increase in cash and cash equivalents	8,832		103,949
Cash and cash equivalents, beginning of period	230,784		85,262
Cash and cash equivalents, end of period	$239,616		$189,211
Supplemental disclosures of noncash activities:
Cash not yet paid for upfront license agreement payment	55,000		—
Unpaid/deferred offering costs	—		307

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of expenses during the reporting period. Estimates and assumptions made in the accompanying condensed financial statements include, but are not limited to, accruals for research and development expenses, variable consideration and other relevant inputs impacting the gross and net revenue recognition, the valuation of share-based awards, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

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

Concentration of credit risk and other risks and uncertainties

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. Amounts on deposit may at times exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and short-term investments that are recorded on its balance sheet. Per policy, the Company mitigates its risk by investing in high-grade instruments and limiting the concentration in any one issuer, which limits its exposure. The Company has not experienced any losses on its cash, cash equivalents and short-term investments.

For the six months ended June 30, 2024, two individual customers accounted for 98% of total net product revenue, with these individual customers representing 61% and 37% of the Company's total net product revenue. As of June 30, 2024, two customers accounted for 98% of the accounts receivable balance, with these individual customers representing 59% and 39% of

Notes to the Condensed Financial Statements

the accounts receivable balance. No other individual customers account for more than 10.0% of net product sales or accounts receivable. The Company monitors the financial condition of its customers so that it can appropriately respond to changes in their creditworthiness. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable.

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

Accounts Receivable, Net

Accounts receivable, net consists of trade receivables which are amounts due from the Company's specialty pharmacy and specialty distributor customers related to product sales. The Company records trade receivables net of discounts, chargebacks, and any allowances for potential credit losses. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period of time. For the three and six months ended June 30, 2024, the Company did not record any expected credit losses related to outstanding accounts receivable.

Inventory

The Company began capitalizing inventory for OJEMDA upon approval by the U.S. Food and Drug Administration, or FDA, in April 2024. OJEMDA is approved for the treatment of patients 6 months of age and older with relapsed or refractory pediatric low-grade glioma, or pLGG, harboring a BRAF fusion rearrangement, or BRAF V600 mutation. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred.

Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to third-party contract manufacturing, packaging, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. Raw and intermediate materials that may be used for either research and development or commercial purposes where the intended use is not yet known are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used or otherwise allocated for research and development, it is expensed as research and development in the period that determination is made.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product revenue. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of product revenue in the statements of operations. There were no expenses recorded for excess inventory or other impairments during the three and six months ended June 30, 2024.

Product Revenue, Net

The Company recognizes net product revenue from OJEMDA for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion rearrangement, or BRAF V600 mutation, which it began selling in May 2024 through contractual arrangements with its specialty pharmacy and specialty distributor customers.

The Company recognizes net product revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, which outlines a five-step process for recognizing revenue from contracts with customers: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the separate performance obligations in the contract, and (v) recognize revenue associated with the performance obligations as they are satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, the Company determines the performance obligations that are

Notes to the Condensed Financial Statements

distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to each respective performance obligation when the performance obligation is satisfied. The Company has determined that the delivery of OJEMDA to its customers constitutes a single performance obligation. There are no other promises to deliver goods or services beyond what is specified in each accepted customer order. Net product revenue is recognized at the transaction price when the customer obtains control of the Company’s product, which occurs at a point in time upon delivery of the product to the customer.

The Company has assessed the existence of a significant financing component in the agreements with its customers. The trade payment terms with the Company’s customers do not exceed one year and therefore the Company has elected to apply the practical expedient and no amount of consideration has been allocated as a financing component.

Net product revenues from the sale of OJEMDA are recorded at the transaction price, which include adjustments for discounts and allowances, including estimated cash discounts, government chargebacks, government rebates, specialty distributor fees, copay assistance, and returns. These adjustments represent variable consideration under ASC 606 and are estimated using the expected value method or most likely amount method and are recorded when revenue is recognized on the sale of the product. These adjustments are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price, only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s original estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Cash Discounts — The Company estimates cash discounts based on contractual terms and expectations regarding future customer payment patterns. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.

Government Chargebacks — Chargebacks for fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and 340B entities at prices lower than the list prices charged to customers who directly purchase the product from the Company. The 340B Drug Discount Program is a U.S. federal government program created in 1992 that requires drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at significantly reduced prices. Customers charge the Company for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivables, net. Chargeback amounts are generally determined at the time of resale to the qualified government healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Reserves for chargebacks consist of chargebacks that customers have claimed, but for which the Company has not yet issued a credit and credits that the Company expects to issue for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Government Rebates — The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. For Medicaid programs, the Company estimates the portion of sales attributed to Medicaid patients and records a liability for the rebates to be paid to the respective state Medicaid programs. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Specialty Distributor Fees — The Company pays fees to our specialty distributor customers for distribution services provided in connection with the sales of OJEMDA. These specialty distributor fees are based on a contractually determined fixed percentage of sales. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities.

Notes to the Condensed Financial Statements

Copay Assistance — The Company offers a co-pay assistance program, which is intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as accrued expenses and other current liabilities.

Product Returns — Consistent with industry practice, the Company’s contracts with customers for OJEMDA generally provide for returns only if the product is damaged or defective upon delivery, if there is a shipment error, and for certain customers, if the product is within an eligible expiry window. The Company currently estimates product return reserves using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company believes the returns of OJEMDA will be minimal because our customers often carry limited inventory given the price of our products, and the limited number of patients. These reserves are established in the same period that the related revenue is recognized.

Cost of Product Revenue

Our cost of product revenue includes the cost of inventory sold, amortization expense of intangible assets and third-party royalties payable on our net product revenue. Cost of goods sold may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.

Intangible Assets, Net

Upon FDA approval and commercial launch of OJEMDA in April 2024, the Company capitalized the $9.0 million milestone payment to Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.), or Viracta, for a specified regulatory milestone as a finite-lived intangible asset. Upon the sale of the Priority Review Voucher, or PRV, in May 2024 to fully satisfy PRV-related obligations of the Company's license agreement with Viracta, dated December 16, 2019, as amended, the Company capitalized the $8.1 million payment to Viracta as a finite-lived intangible asset. The intangible assets will be amortized on a straight-line basis over each of the estimated useful life of the underlying intellectual property of 7.3 years. Amortization expense will be recorded as cost of product revenue.

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

3.
Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of June 30, 2024 and December 31, 2023, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$8,658	$—	$—	$8,658
U.S. treasury securities	—	181,583	—	181,583
U.S. government agency securities	—	96,037	—	96,037
Total assets measured at fair value	$8,658	$277,620	$—	$286,278

Notes to the Condensed Financial Statements

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$47,003	$—	$—	$47,003
U.S. treasury securities	—	246,208	—	246,208
U.S. government agency securities	—	63,202	—	63,202
Total assets measured at fair value	$47,003	$309,410	$—	$356,413

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

There were no assets or liabilities classified as Level 3 as of June 30, 2024 and December 31, 2023.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$8,658	$—	$—	$8,658
U.S. government agency securities	59,607	—	—	59,607
U.S. treasury securities	95,763	—	—	95,763
Total cash equivalents	164,028	—	—	164,028

Short-term investments
U.S. government agency securities	36,445	—	(15)	36,430
U.S. treasury securities	85,827	—	(7)	85,820
Total short-term investments	$122,272	$—	$(22)	$122,250

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$47,003	$—	$—	$47,003
U.S. government agency securities	63,202	—	—	63,202
U.S. treasury securities	110,645	—	—	110,645
Total cash equivalents	220,850	—	—	220,850

Short-term investments
U.S. treasury securities	135,554	9	—	135,563
Total short-term investments	$135,554	$9	$—	$135,563

The following table summarizes the maturities of our cash equivalents and available-for-sale securities (in thousands):

	June 30, 2024
	Amortized Cost	Fair Value
Mature in one year or less	$286,300	$286,278
Total	$286,300	$286,278

	December 31, 2023
	Amortized Cost	Fair Value
Mature in one year or less	$356,404	$356,413
Total	$356,404	$356,413

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2024 and December 31, 2023, there were no securities that

Notes to the Condensed Financial Statements

were in an unrealized loss position for more than 12 months. As of June 30, 2024, the unrealized losses, if any, on the Company’s short-term investments were primarily caused by interest rate increases. The Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis.

4.
Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid research and development expenses	$7,611	$5,657
Prepaid insurance	1,928	918
Other prepaid expenses and other assets	2,466	2,352
Total prepaid expenses and other current assets	$12,005	$8,927

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued license agreement upfront payment	$55,000	$—
Accrued research and development expenses	18,332	12,643
Accrued payroll related expenses	6,601	9,165
Accrued professional service expenses	4,007	3,675
Other	3,132	1,041
Total accrued expenses and other current liabilities	$87,072	$26,524

5.
Significant Agreements

Takeda asset purchase agreement

On December 16, 2019, a subsidiary of the Company entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Effective December 31, 2021, the subsidiary was merged with and into the Company, with the Company being the surviving corporation and assuming the subsidiary’s obligations under the Takeda Assets Purchase Agreement. Pursuant to the Takeda Asset Agreement, the Company purchased certain technology rights and know-how related to TAK-580 (which is now OJEMDA™ (tovorafenib)) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. The Company also received clinical inventory supplies to use in the Company's research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to the Company its exclusive license agreement, or the Viracta License Agreement, with Viracta. Takeda also granted the Company a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. The Company also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by the Company in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of conversion in connection with the Millennium Stock Exchange Agreement.

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

Notes to the Condensed Financial Statements

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

License agreement with Viracta

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

On March 4, 2024, the Company entered into an amendment to the Viracta License Agreement. As part of the amendment, the Company made a one-time payment in March 2024 to Viracta of $5.0 million, which was recorded as research and development expenses during the six months ended June 30, 2024, in exchange for reduced future payment obligations ranging from the mid-teens to the high single-digit percentage related to the future sale or use of the rare pediatric disease PRV received.

On April 23, 2024, the FDA approved OJEMDA (a tablet formulation and powder solution formulation of tovorafenib) for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. The indication was approved under accelerated approval based on response rate and duration of response. With the approval, the Company received a rare pediatric disease PRV from the FDA. The Company made a $9.0 million milestone payment to Viracta in May 2024 for the achievement of this milestone. The $9.0 million milestone was accounted for as a finite-lived intangible asset and will be amortized over the life of the underlying asset. Related amortization expense will be recorded as cost of product revenue in the Company’s statements of operations.

On May 29, 2024, the Company sold its rare pediatric disease PRV for $108.0 million to an undisclosed buyer. As part of the transaction, $8.1 million of the total consideration received from the sale of the rare pediatric disease PRV was paid to Viracta to fully satisfy PRV-related obligations under the Viracta License Agreement. The gross proceeds of $108.0 million were recorded as a gain from sale of priority review voucher in the accompanying condensed statements of operations during the three and six months ended June 30, 2024. As of June 30, 2024, the $8.1 million paid to satisfy PRV-related obligations was capitalized as a finite-lived intangible asset, which will be amortized on a straight-line basis over its estimated useful life. Related amortization expense will be recorded as cost of product revenue in the Company’s statements of operations.

As of June 30, 2024, the Company could be required to make additional milestone payments of up to $40.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication upon achievement of a specified milestone event being lower than milestones payable for the first indication. Commencing with the first commercial sale of OJEMDA in a country, the Company is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

Notes to the Condensed Financial Statements

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. As of June 30, 2024, the Company could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

The Company paid $3.0 million upfront in cash to Sprint, which was recorded as research and development expenses as the technology does not have an alternative future use. As of June 30, 2024, the Company could be required to make milestone payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

License agreement with MabCare Therapeutics

On June 17, 2024, the Company entered into a license agreement, or the MabCare License Agreement, with MabCare Therapeutics, or MabCare, a pharmaceutical corporation located in Shanghai, China. Under the MabCare License Agreement, MabCare granted to the Company an exclusive worldwide license, excluding Greater China, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for the Company to develop, manufacture and commercialize DAY301 (formerly MTX-13), a novel Antibody Drug Conjugate, or ADC, targeting protein-tyrosine kinase 7, or PTK7. The Company will also receive clinical inventory supplies to use in its research and development activities. Under the MabCare License Agreement, the Company has obligations to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one licensed product in one indication in each of the United States, Japan, and three European countries.

The term of the MabCare License Agreement will expire in its entirety upon the expiration of the last to expire royalty term with respect to all licensed products in the Company's territory, unless terminated earlier. Following the expiration of the royalty term for a licensed product in a country, the license grant to the Company shall become non-exclusive, fully paid-up, royalty-free, perpetual, and irrevocable for such licensed product in such country. Upon the expiration of the term, the license granted to the Company shall become non-exclusive, transferable, sublicensable, fully paid, royalty free, perpetual, and irrevocable in its entirety.

In consideration for the rights granted under the MabCare License Agreement, the Company accrued a $55.0 million upfront payment as a liability as of June 30, 2024, which was paid in July 2024. The upfront payment was recorded as research and development expenses, as the technology and supplies licensed do not have an alternative future use. As of June 30, 2024,

Notes to the Condensed Financial Statements

the Company could be required to make additional payments of $1,152.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

In June 2024, the Company entered into a lease agreement for approximately 19,000 square feet of general use office space in Brisbane, California. Such agreement was determined to be a lease since the right to control the use of the identified asset was conveyed to the Company for a period of time in exchange for consideration. The term of the lease is approximately 7.1 years. There is no option to extend the lease term nor is there an option to terminate the lease term prior to its expiration. The Company is obligated to pay monthly rent expense and its pro rata share of the landlord's operating expenses which include utilities, common area maintenance expenses, and property taxes. Such expenses are a non-lease component and a variable consideration and included in the Company's operating expenses as incurred. The Company concluded that this lease is also an operating lease. As of June 30, 2024, this lease has not yet commenced. The total payments for base rent over the term of the lease is approximately $4.4 million.

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of June 30, 2024, for the lease entered into in April 2022, the weighted-average remaining lease term and weighted-average discount rate were 0.4 years and 9.0%, respectively.

The Company’s lease does not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.1 million for each of the three months ended June 30, 2024 and 2023 and was $0.2 million for each of the six months ended June 30, 2024 and 2023. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million for each of the six months ended June 30, 2024 and 2023. Variable payments expensed during the three and six months ended June 30, 2024 and 2023 were immaterial.

As of June 30, 2024, the future lease obligations for the lease entered into in April 2022 were as follows (in thousands):

June 30, 2024
Remaining in 2024	$193
Total future minimum lease payments	193
Less: imputed interest	(3)
Present value of operating lease liabilities	190
Less: current portion of operating lease liabilities	(190)
Operating lease liabilities	$-

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of June 30, 2024 and December 31, 2023, there were no amounts accrued related to termination and cancellation charges as these are not probable.

Notes to the Condensed Financial Statements

License Agreements

The Company entered into license agreements, as disclosed in Note 5, with various parties under which it is obligated to make contingent and non-contingent payments.

Purchase Commitments

To support product needs for OJEMDA, the Company has entered into a manufacturing and supply agreement with Quotient Sciences - Philadelphia, LLC in July 2023 that requires the Company to meet minimum purchase obligations on an annual basis. The amount of future minimum purchase obligations under the manufacturing and supply agreement over the next five years is approximately $16.7 million, in aggregate, as of June 30, 2024. For the six months ended June 30, 2024, the Company made purchases of $0.5 million under the purchase obligation.

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

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims to date, and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of June 30, 2024 and December 31, 2023.

7.
Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value of $0.0001 per share. As of June 30, 2024, 87,692,916 shares of common stock were issued and outstanding.

The Company has reserved shares of common stock for future issuances as follows:

June 30, 2024
Common stock options issued and outstanding	12,203,622
Common stock available for future grants	3,716,936
Common stock available for ESPP	2,498,360
Restricted stock units issued and outstanding	1,916,588
Total	20,335,506

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

At-The-Market Offering

The Company has entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of the Company’s common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. The Company has no obligation to sell any shares and could at any time suspend solicitations and offers under the ATM. No shares of the Company’s common stock have been sold under the ATM as of June 30, 2024.

Notes to the Condensed Financial Statements

8.
Share-based Compensation

Share-based compensation expense recorded in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$4,709	$3,410	$9,362	$6,790
Selling, general and administrative expense	8,321	6,067	16,312	12,134
Total share-based compensation expense	$13,030	$9,477	$25,674	$18,924

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

Stock Options

The following table provides a summary of stock option activity during the six months ended June 30, 2024.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	10,211,758	$17.10
Granted	2,597,862	$14.36
Exercised	(27,013)	$13.76		$68
Forfeiture	(578,985)	$16.89
Outstanding at June 30, 2024	12,203,622	$16.54	7.9	$2,237
Vested and expected to vest at June 30, 2024	12,203,622	$16.54	7.9	$2,237
Exercisable at June 30, 2024	6,400,855	$16.68	7.3	$1,011

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was less than $0.1 million and $0.6 million, respectively.

The total fair value of options that vested during the six months ended June 30, 2024 and 2023 was $17.9 million and $12.8 million, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 and 2023 was $9.26 per share and $13.81 per share, respectively.

Unamortized share-based compensation for stock options as of June 30, 2024 was $59.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Notes to the Condensed Financial Statements

The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards granted with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	5.3 - 6.1	5.3 - 6.2	5.3 - 6.7	5.3 - 6.3
Expected volatility	68.57% - 69.18%	69.21% - 81.65%	68.27% - 70.57%	69.21% - 81.98%
Risk-free interest rate	4.24% - 4.47%	3.47% - 3.98%	3.90% - 4.47%	3.47% - 4.08%
Expected dividend yield	—	—	—	—

Restricted Stock Units

The following table provides a summary of restricted stock units activity during the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2023	1,031,545	$18.27
Granted	1,430,880	$14.45
Vested	(369,359)	$16.63
Forfeiture	(176,478)	$16.41
Unvested restricted stock units at June 30, 2024	1,916,588	$15.90

Unamortized share-based compensation for restricted stock units as of June 30, 2024 was $28.7 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Awards

The following table provides a summary of the unvested common stock awards activity during the six months ended June 30, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2023	747,679	$16.00
Vested	(376,591)	$16.00
Forfeiture	(25,415)	$16.00
Unvested common stock as of June 30, 2024	345,673	$16.00

Unamortized share-based compensation for restricted stock awards as of June 30, 2024 was $1.9 million, which is expected to be recognized over a weighted-average period of 0.7 years.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share)) and (b) an amount determined by the board of directors. 331,014 shares have been issued under the ESPP as of June 30, 2024. The Company recognized compensation expense related to the ESPP of $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

The fair value of our common stock to be issued under the ESPP is estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term (in years)	0.5	0.5
Expected volatility	63.45%	63.57%
Risk-free interest rate	5.40%	5.24%
Expected dividend yield	—	—

Notes to the Condensed Financial Statements

9.
Income Taxes

For the three and six months ended June 30, 2024, the Company recognized income tax expense of $1.6 million resulting in an effective tax rate of (54.4)% and (2.4)%, respectively. The primary reconciling items between the federal statutory rate of 21.0% for the three and six months ended June 30, 2024 and the Company’s overall effective tax rate of (54.4)% and (2.4)%, respectively, was the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of its net deferred tax assets. The Company did not record an income tax provision for the three and six months ended June 30, 2023 as it generated tax losses during each of the periods.

A valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company continues to establish a valuation allowance against the full amount of its net deferred tax assets since it is more likely than not that benefits will not be realized, including those benefits created in the current year. This assessment is based on the Company's historical cumulative losses, which provide strong objective evidence that cannot be overcome with projections of income, as well as the fact the Company expects continuing losses in the future.

10.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(4,407)	$(45,863)	$(66,819)	$(88,256)
Net loss per share, basic and diluted	$(0.05)	$(0.61)	$(0.77)	$(1.20)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	87,121,310	74,964,878	86,864,545	73,478,567

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of June 30,
	2024	2023
Stock options	12,203,622	9,933,697
Unvested common shares	345,673	1,202,257
Restricted stock units	1,916,588	999,509
Shares committed under ESPP	90,306	69,578
Total	14,556,189	12,205,041

11.
Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For each of the three months ended June 30, 2024 and 2023, the Company made matching contributions of $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, the Company made matching contributions of $1.0 million and $0.8 million, respectively.

12.
Subsequent Events

Ipsen License Agreement

On July 23, 2024, the Company and Ipsen Pharma SAS, or Ipsen, entered into an Exclusive License Agreement, or the Ipsen License Agreement, pursuant to which the Company will license to Ipsen, on an exclusive basis, the right to commercialize tovorafenib outside the United States.

In consideration for the rights and licenses granted by the Company to Ipsen in the Ipsen License Agreement, Ipsen will pay the Company (i) an upfront license fee in the amount of approximately $71.0 million within thirty days after the effective date of the Ipsen License Agreement and (ii) Ipsen Biopharmaceuticals, Inc. (USA), or the Investor, a fully-owned Affiliate, as defined in the Ipsen License Agreement, of Ipsen, agreed to purchase shares of the Company’s common stock, or the Company Share Issuance, for $40.0 million, at a price per share representing a 17.0% premium to the volume weighted average price of the Company’s common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of the Company’s public release of U.S. GAAP revenue for the quarter ended June 30, 2024, or the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in a certain investment agreement by and between the Company and the Investor dated July 23, 2024.

The Company is also eligible to receive up to approximately $350.0 million in launch and sales milestones as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of OJEMDA, subject to certain adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of OJEMDA in the applicable country.

The Company will account for the Ipsen License Agreement under the provisions of ASC 606. The Company will estimate the standalone selling price of each performance obligation to allocate the transaction price and recognize revenue for each performance obligation when the associated goods or services are transferred. The Company expects a portion of the transaction price received under the Ipsen License Agreement shall be deferred into future periods as each performance obligation is not expected to be fully satisfied at contract inception.

2024 Private Placement

On July 30, 2024, the Company entered into a securities purchase agreement, or the Securities Purchase Agreement, with certain institutional and accredited investors, or Investors, pursuant to which the Company agreed to sell and issue to the Investors in a private placement, or the Private Placement, an aggregate of (i) 10,551,718 shares, or the Shares, of the Company’s common stock, par value $0.0001 per share, or the Common Stock, at a purchase price of $14.50 per share and (ii) 1,517,241 pre-funded warrants, or the Pre-Funded Warrants, to purchase up to an aggregate of 1,517,241 shares of Common Stock, or the Warrant Shares, and together with the Shares and the Pre-Funded Warrants, or the Securities, at a purchase price of $14.4999 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.0001 per Warrant Share. The Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire.

The Private Placement closed on August 1, 2024. The Company received gross proceeds from the Private Placement of approximately $175.0 million, before deducting placement agent fees and other expenses.

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

Overview

Day One is a biopharmaceutical company founded to address a critical unmet need: the dire lack of therapeutic development in pediatric cancer. Our name was inspired by the “The Day One Talk” that physicians have with patients and their families about an initial cancer diagnosis and treatment plan. We aim to re-envision cancer drug development and redefine what’s possible for all people living with cancer—regardless of age—starting from Day One.

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

On April 23, 2024, we announced that the FDA approved OJEMDA™ (tovorafenib) for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. The indication was approved under accelerated approval based on response rate and duration of response. With the approval, we received a rare pediatric disease priority review voucher, or PRV, from the FDA. We have commenced the commercial launch of OJEMDA in the United States. OJEMDA is the only systemic therapy for pLGG that offers once-weekly dosing, with or without food, as a tablet or oral suspension.

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

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients ages 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia and Asia, with approximately 100 sites activated. In June 2024, we announced the following changes to our FIREFLY-2 trial: the primary endpoint of objective response rate will be assessed according to the RAPNO-LGG criteria, key secondary endpoints of progression free survival and duration of response will be assessed according to RAPNO-LGG criteria, new patients will be initiated on a starting dose of 380 mg/m2/dose once weekly, and the addition of a once-monthly carboplatin regime as a fourth standard of care option for arm 2.

On July 23, 2024, we entered into an Exclusive License Agreement, or the Ipsen License Agreement, with Ipsen Pharma SAS, or Ipsen, pursuant to which we will license to Ipsen, on an exclusive basis, the right to commercialize tovorafenib outside the United States.

In consideration for the rights and licenses granted by us to Ipsen in the Ipsen License Agreement, Ipsen will pay us (i) an upfront license fee in the amount of approximately $71.0 million within thirty days after the effective date of the Ipsen License Agreement and (ii) Ipsen Biopharmaceuticals, Inc. (USA), or the Investor, a fully-owned Affiliate of Ipsen, agreed to purchase shares of our common stock, or the Company Share Issuance, for $40.0 million, at a price per share representing a 17.0% premium to the volume weighted average price of our common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of our public release of U.S. GAAP revenue for the quarter ended June 30, 2024, or the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in a certain investment agreement by and between us and the Investor dated July 23, 2024, or the Investment Agreement.

We are also eligible to receive up to approximately $350.0 million in launch and sales milestones as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of OJEMDA, subject to certain adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of OJEMDA in the applicable country.

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

We initiated an open-label, multicenter, Phase 1b/2a umbrella master trial, or FIRELIGHT-1, of tovorafenib as a monotherapy or in combination, which consists of two substudies. Substudy 1 is a Phase 2a trial of tovorafenib as a monotherapy in patients 12 years and older with relapsed, progressive, or refractory solid tumors harboring a RAF alteration (RAF fusion or amplification). Despite observing responses with a generally well tolerated therapy, a limited duration of response in this rare patient population was observed. We decided in November 2023 to discontinue this monotherapy substudy and re-direct resources to other programs. Results from the substudy will be shared for presentation or publication after the final dataset becomes available. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib and pimasertib in patients 12 years and older with various MAPK-altered solid tumors. Despite observing some clinical responses, the benefit/risk profile, as well as the market opportunity, did not justify the significant investment required to continue the trial. Moreover, it is clear from competing efforts to combine other Type II RAF inhibitors with MEK inhibitors that the hoped-for therapeutic benefit of the combination was more limited than preclinical studies predicted. We decided in July 2024 to close the program. Results from the substudy will be shared for presentation at a future medical meeting or publication.

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

In June 2024, we entered into a license agreement, or the MabCare License Agreement, with MabCare Therapeutics, or MabCare, a pharmaceutical corporation located in Shanghai, China. Under the MabCare License Agreement, MabCare granted to us an exclusive worldwide license, excluding Greater China, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for the Company to develop, manufacture and commercialize DAY301 (formerly MTX-13 or CB-002). DAY301 is a novel Antibody Drug Conjugate, or ADC, targeting protein-tyrosine kinase 7, or PTK7. In April 2024, the FDA cleared the investigational new drug application for DAY301. In pre-clinical studies, DAY301 showed antitumor activity in a wide range of solid tumors. DAY301 targets PTK7, a highly-conserved, catalytically inactive transmembrane protein that is overexpressed in multiple adult cancers, including esophageal, ovarian, lung, and endometrial cancer, as well as pediatric cancers such as neuroblastoma, rhabdomyosarcoma and osteosarcoma.

We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive rights to develop tovorafenib and pimasertib for all therapeutic areas worldwide subject to certain milestone and royalty payments. Further, we hold exclusive rights to commercialize tovorafenib in the United States subject to royalty payments. Pursuant to the Ipsen License Agreement, we licensed to

Ipsen, on an exclusive basis, the right to commercialize tovorafenib outside of the United States, in exchange for certain milestone and royalty payments.

The following table summarizes our product and product candidate pipeline.

Our Pipeline

Product Candidate	Therapeutic Area	Preclinical	Phase 1	Phase 2	Phase 3/ Registrational	Approved	Recent & Anticipated Milestones
Tovorafenib[3] Type II RAF Inhibitor OJEMDA brand name in U.S.[1] Ex-U.S. Rights: IPSEN Innovation for patient care	BRAF-altered relapsed pLGG	FIREFLY-1 (pivotal Phase 2)[2]				ojemda (tovorafenib)	**FDA approval** April 2024 **Ex-U.S. license agreement** July 2024
	Frontline RAF-altered pLGG	FIREFLY-2 (pivotal Phase 3)					**First patient dosed** March 2023
DAY301 PTK7 Targeted ADC	Adult and pediatric solid tumors						**U.S. IND cleared** April 2024 **First patient dosed expected** 4Q 2024 / 1Q 2025
VRK1 Program VRK1 Inhibitor	Adult and pediatric cancers						**In-licensed** August 2023

[1] OJEMDA has received accelerated approval by the U.S. Food and Drug Administration. [2] FIREFLY-1 is an open-label, pivotal Phase 2 trial. [3]Ex-U.S. license agreement with Ipsen to commercialize OJEMDA (tovorafenib) outside the U.S.
DAY301 is a license agreement with MabCare Therapeutics for exclusive worldwide rights, excluding Greater China, for MTX-13/CB-002, a novel ADC targeting PTK7. pLGG, pediatric low-grade glioma. VRK1 Program is a research collaboration and license agreement with Sprint Bioscience AB for exclusive worldwide rights to a research-stage program targeting VRK1. The safety and efficacy of investigational agents and/or investigational uses of approved products have not been established.

Day One BIOPHARMACEUTICALS

Significant Agreements

Takeda asset purchase agreement

On December 16, 2019, our subsidiary entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Effective December 31, 2021, the subsidiary was merged with and into our company, with our company being the surviving corporation and assuming the subsidiary’s obligations under the Takeda Assets Purchase Agreement. Pursuant to the Takeda Asset Agreement, we purchased certain technology rights and know-how related to TAK-580 (which is now OJEMDA) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. We also received clinical inventory supplies to use in our research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned us its exclusive license agreement, or the Viracta License Agreement, with Viracta. Takeda also granted us a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. We also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by us in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of conversion in connection with the Millennium Stock Exchange Agreement.

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

License agreement with Viracta

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

On March 4, 2024, we entered into an amendment to the Viracta License Agreement. As part of the amendment, we made a one-time payment in March 2024 to Viracta of $5.0 million, which was recorded as research and development expenses during the six months ended June 30, 2024, in exchange for reduced future payment obligations ranging from the mid-teens to the high single-digit percentage related to the future sale or use of the rare pediatric disease PRV received.

On April 23, 2024, the FDA approved OJEMDA (a tablet formulation and powder solution formulation of tovorafenib) for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. The indication was approved under accelerated approval based on response rate and duration of response. With the approval, we received a rare pediatric disease PRV from the FDA. We made a $9.0 million milestone payment to Viracta in May 2024 for the achievement of this milestone. The $9.0 million milestone was accounted for as a finite-lived intangible asset and will be amortized over the life of the underlying asset. Related amortization expense will be recorded as cost of product revenue in our statements of operations.

On May 29, 2024, we sold our rare pediatric disease PRV for $108.0 million to an undisclosed buyer. As part of the transaction, $8.1 million of the total consideration received from the sale of the rare pediatric disease PRV was paid to Viracta to fully satisfy PRV-related obligations under the Viracta License Agreement. The gross proceeds of $108.0 million were recorded as a gain from sale of priority review voucher in the accompanying condensed statements of operations during the three and six months ended June 30, 2024. As of June 30, 2024, the $8.1 million paid to satisfy PRV-related obligations was capitalized as a finite-lived intangible asset, which will be amortized on a straight-line basis over its estimated useful life. Related amortization expense will be recorded as cost of product revenue in the Company’s statements of operations.

As of June 30, 2024, we could be required to make additional milestone payments of up to $40.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication upon achievement of a specified milestone event being lower than milestones payable for the first indication. Commencing with the first commercial sale of OJEMDA in a country, we are obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by us covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, we made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. As of June 30, 2024, we could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

Research collaboration and license agreement with Sprint Bioscience AB

On August 15, 2023, we entered into the Sprint License Agreement. Under the Sprint License Agreement, Sprint granted to us an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of VRK1.

The term of the Sprint License Agreement will expire on a licensed product and country basis upon the expiration of the royalty term with respect to such licensed product and such country, unless terminated earlier. We have the right to terminate the Sprint License Agreement in its entirety, or on a licensed product-by-licensed product basis, at will upon a specified notice period.

We paid $3.0 million upfront in cash to Sprint, which was recorded as research and development expenses as the technology does not have an alternative future use. As of June 30, 2024, we could be required to make milestone payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

License agreement with MabCare Therapeutics

On June 17, 2024, we entered into the MabCare License Agreement. Under the MabCare License Agreement, MabCare granted to us an exclusive worldwide license, excluding Greater China, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for us to develop, manufacture and commercialize DAY301, a novel ADC targeting PTK7. We will also receive clinical inventory supplies to use in our research and development activities. Under the MabCare License Agreement, we have obligations to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize at least one licensed product in one indication in each of the United States, Japan, and three European countries.

The term of the MabCare License Agreement will expire in its entirety upon the expiration of the last to expire royalty term with respect to all licensed products in our territory, unless terminated earlier. Following the expiration of the royalty term for a licensed product in a country, the license grant to us shall become non-exclusive, fully paid-up, royalty-free, perpetual, and irrevocable for such licensed product in such country. Upon the expiration of the term, the license granted to us shall become non-exclusive, transferable, sublicensable, fully paid, royalty free, perpetual, and irrevocable in its entirety.

In consideration for the rights granted under the MabCare License Agreement, we made an upfront payment of $55.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use. As of June 30, 2024, the Company could be required to make additional payments of $1,152.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

Components of Results of Operations

Revenue

Product revenue, net

In April 2024, the FDA approved OJEMDA for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. In May 2024, we began to generate revenue from sales of OJEMDA in the United States. We record product revenue net of estimated discounts, chargebacks, rebates, specialty distributor fees, copay assistance, and product returns.

Operating expenses

Cost of product revenue

Cost of product revenue includes the cost of inventory sold, amortization expense of intangible assets and third-party royalties payable on our net product revenue. Cost of goods sold may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.

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

We expense research and development expenses as incurred. We track external costs by program, which currently consist of expenses for our OJEMDA, pimasertib, and VRK1 programs. We do not track indirect costs on a program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of employee-related costs, professional services and other operational costs. Employee-related costs include salaries, bonuses, benefits and share-based compensation expense for our selling, general and administrative personnel. Professional service expenses include legal fees; professional fees for accounting, marketing, human resources, business development, and other consulting services. Other operational costs include expenses for rent and facilities maintenance, travel, insurance and information technology.

We expect that our selling, general and administrative expenses will increase for the foreseeable future as we anticipate an increase in our personnel headcount to support the expansion of our corporate and commercial activities and continued expenses associated with being a public company, including costs related to compliance with the requirements of the Nasdaq Global Select Market, or Nasdaq, and the Securities and Exchange Commission, or the SEC; and investor and public relations costs.

Gain from sale of priority review voucher

Gain from the sale of priority review voucher represents the sale of our rare pediatric disease PRV, which was awarded to us in connection with the FDA’s approval of OJEMDA.

Results of operations

Comparison of three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (unaudited):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue:
Product revenue, net	$8,192	$—	$8,192	*
Cost and operating expenses:
Cost of product revenue	707	—	707	*
Research and development	92,106	32,182	59,924	186.2%
Selling, general and administrative	30,186	17,072	13,114	76.8%
Total cost and operating expenses	122,999	49,254	73,745	149.7%
Loss from operations	(114,807)	(49,254)	(65,553)	133.1%
Non-operating income (expense):
Gain from sale of priority review voucher	108,000	—	108,000	*
Investment income, net	3,962	3,406	556	16.3%
Other expense, net	(10)	(15)	5	(33.3)%
Total non-operating income, net	111,952	3,391	108,561	*
Loss before income taxes	(2,855)	(45,863)	43,008	(93.8)%
Income tax expense	(1,552)	—	(1,552)	*
Net loss	$(4,407)	$(45,863)	$41,456	(90.4)%

* Amount and/or percentage not meaningful

Product revenue, net

For the three months ended June 30, 2024, we recorded net product revenue of $8.2 million from sales of OJEMDA in the United States.

Cost of product revenue

For the three months ended June 30, 2024, we recorded cost of product revenue of $0.6 million related to sales of OJEMDA in the United States. Prior to the FDA approval of OJEMDA, product costs were expensed as research and development expense.

Research and development expenses

Research and development expenses increased $59.9 million, from $32.2 million for the three months ended June 30, 2023 to $92.1 million for the three months ended June 30, 2024. Third-party expenses increased by $2.9 million due primarily to an increase in clinical trial and manufacturing activities, personnel related expenses increased by $1.6 million driven by headcount growth, and other research and development costs increased by $0.4 million. Additionally, during the three months ended June 30, 2024, expense of $55.0 million was recorded for the upfront payment due per the terms of the MabCare License Agreement.

The following table summarizes our external and internal research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$22,547	$19,646
MabCare license agreement upfront payment	55,000	—
Other research and development costs	2,346	1,901
Internal costs:
Employee related expenses	12,213	10,635
Total research and development expenses	$92,106	$32,182
(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib, pimasertib, and VRK1 programs were $19.3 million, $1.5 million, and $1.7 million, respectively, for three months ended June 30, 2024 compared to $19.0 million, $0.6 million, and $0, respectively, for the three months ended June 30, 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $13.1 million, from $17.1 million for the three months ended June 30, 2023 to $30.2 million for the three months ended June 30, 2024. The increase in selling, general and administrative expenses was primarily due to an increase of $6.8 million in personnel related expenses driven by headcount growth, an increase of $5.1 million in professional services driven by commercial launch activities, and an increase of $1.2 million in other selling, general and administrative costs.

Gain from sale of priority review voucher

Gain from sale of priority review voucher for the three months ended June 30, 2024 was $108.0 million related to the sale of our rare pediatric disease PRV, which was awarded to us in connection with the FDA’s approval of OJEMDA.

Income tax expense

Income tax expense for the three months ended June 30, 2024, was $1.6 million resulting in an effective tax rate of (54.4%) driven by the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of our net deferred tax assets. The Company did not record an income tax provision for the three months ended June 30, 2023 as it generated tax losses during the period.

Comparison of six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (unaudited):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue:
Product revenue, net	$8,192	$—	8,192	*
Cost and operating expenses:
Cost of product revenue	707	—	707	*
Research and development	132,316	60,010	72,306	120.5%
Selling, general and administrative	56,743	35,099	21,644	61.7%
Total cost and operating expenses	189,766	95,109	94,657	99.5%
Loss from operations	(181,574)	(95,109)	(86,465)	90.9%
Non-operating income (expense):
Gain from sale of priority review voucher	108,000	—	108,000	*
Investment income, net	8,327	6,872	1,455	21.2%
Other expense, net	(20)	(19)	(1)	5.3%
Total non-operating income, net	116,307	6,853	109,454	*
Loss before income taxes	(65,267)	(88,256)	22,989	(26.0)%
Income tax expense	(1,552)	—	(1,552)	*
Net Loss	$(66,819)	$(88,256)	$21,437	(24.3)%

* Amount and/or percentage not meaningful

Product revenue, net

For the six months ended June 30, 2024, we recorded net product revenue of $8.2 million from sales of OJEMDA in the United States.

Cost of product revenue

For the six months ended June 30, 2024, we recorded cost of product revenue of $0.6 million related to sales of OJEMDA in the United States. Prior to the FDA approval of OJEMDA, the majority of costs were expensed as research and development expense.

Research and development expenses

Research and development expenses increased $72.3 million, from $60.0 million for the six months ended June 30, 2023 to $132.3 million for the six months ended June 30, 2024. Third-party expenses increased by $6.6 million, due primarily to an increase in clinical trial, manufacturing, and other product development expenses, personnel related expenses increased by $4.5 million resulting from additional headcount and stock-based compensation, and other research and development expenses increased by $1.2 million. Milestone expense increased by $60.0 million due to a $55.0 million upfront fee related to the MabCare License Agreement and a $5.0 million amendment payment related to the Viracta License Agreement.

The following table summarizes our external and internal research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$42,093	$35,497
MabCare license agreement upfront payment	55,000	—
Viracta license agreement amendment payment	5,000	—
Other research and development costs	4,513	3,283
Internal costs:
Employee related expenses	25,710	21,230
Total research and development expenses	$132,316	$60,010
(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib, pimasertib, and VRK1 programs were $36.1 million, $2.5 million, and $3.5 million, respectively, for six months ended June 30, 2024 compared to $33.7 million, $1.8 million, and $0, respectively, for the six months ended June 30, 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $21.6 million, from $35.1 million for the six months ended June 30, 2023 to $56.7 million for the six months ended June 30, 2024. The increase in selling, general and administrative expenses was primarily due to an increase of $11.9 million in personnel related expenses driven by headcount growth, an increase of $6.8 million in professional services driven by commercial launch activities, and an increase of $2.9 million in other selling, general and administrative costs.

Gain from sale of priority review voucher

Gain from sale of priority review voucher for the six months ended June 30, 2024 was $108.0 million related to the sale of our rare pediatric disease PRV, which was awarded to us in connection with the FDA’s approval of OJEMDA.

Income tax expense

Income tax expense for the six months ended June 30, 2024, was $1.6 million resulting in an effective tax rate of (2.4%) driven by the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of our net deferred tax assets. The Company did not record an income tax provision for the six months ended June 30, 2023 as it generated tax losses during the period.

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

We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of June 30, 2024.

As of June 30, 2024, we had an accumulated deficit of $525.4 million and $361.9 million in cash and cash equivalents and short-term investments. We believe our cash and cash equivalents and short-term investments will be sufficient to satisfy our cash requirements at least twelve months after the date that this Quarterly Report is filed.

Our primary use of cash is to fund operating expenses, which consist of research and development expenditures and selling, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our material cash requirements include the following contractual and other obligations.

Leases

We have an operating lease obligation for office space. As of June 30, 2024, we had fixed lease payment obligations of approximately $0.2 million payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We have entered into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of June 30, 2024, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

Under our license agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 5 to the financial statements.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(98,858)	$(68,417)
Net cash provided by investing activities	106,345	9,081
Cash provided by financing activities	1,345	163,285
Net increase in cash and cash equivalents	$8,832	$103,949

Operating activities

Net cash used in operating activities for the six months ended June 30, 2024 was $98.9 million, consisting of our net loss of $66.8 million, non-cash charges of $84.0 million and net changes in operating assets and liabilities of $52.0 million. Non-cash charges are primarily related to a gain from the sale of our rare pediatric disease PRV of $108.0 million and accretion of discounts on short-term investments of $2.2 million, which was partially offset by share-based compensation expense of $25.7 million. Net changes in operating assets and liabilities are primarily related to an increase in accrued expenses and other current liabilities of $60.5 million and accounts payable of $3.9 million, which was partially offset by an increase in accounts receivable of $9.1 million and prepaid expenses and other current assets of $3.1 million.

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

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $106.3 million related to the proceeds from the maturity of short-term investments of $184.2 million and from the sale of our rare pediatric disease PRV of $108.0 million, partially offset by the purchase of short-term investments of $168.8 million and acquisition of intangible assets of $17.1 million.

Net cash provided by investing activities for the six months ended June 30, 2023 was $9.1 million related to the proceeds from the maturity of short-term investments of $274.0 million, partially offset by the purchase of short-term investments of $264.7 million and the purchase of property and equipment of $0.2 million.

Financing activities

Cash provided by financing activities for the six months ended June 30, 2024 was $1.3 million related to net proceeds from the issuance of common stock upon stock option exercises and purchases made under our 2021 Employee Stock Purchase Plan.

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

If our cash, cash equivalents and short-term investments are not sufficient to meet capital needs until such time that we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Adequate additional funds may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Our business is subject to several risks and uncertainties, including those immediately following this summary. Some of these risks are:

•
We have a limited operating history, have not completed any clinical trials beyond Phase 2, and, to date, have not generated substantial revenue from the sales of our product, OJEMDA, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
•
We have incurred significant net losses since our inception and, to date, have not generated substantial revenue from the sales of our product, OJEMDA. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
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
•
The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for pimasertib, DAY301 or any future product candidates, on a timely basis or at all.
•
The manufacture of pharmaceutical products, including OJEMDA and our product candidates, including pimasertib and DAY301, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, our products for commercial sale.
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

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history, have not completed any clinical trials beyond Phase 2 and, to date, have not generated substantial revenue from the sales of our product OJEMDA, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2018, and to date, have not generated substantial revenue from the sales of our product, OJEMDA. Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have devoted substantially all of our resources to identifying, acquiring and developing OJEMDA and our product candidates and building our pipeline, organizing and staffing our company, business planning, building a commercial organization, establishing and maintaining our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates, raising capital and providing selling, general and administrative support for these operations.

Since our inception, we have focused substantially all of our efforts and financial resources on the clinical development of our product, OJEMDA, initially for relapsed or refractory pediatric low-grade gliomas, or pLGGs, and our product candidate, pimasertib, which we are studying in combination with tovorafenib for the treatment of RAS- and RAF-dependent tumors. Further, pursuant to a License Agreement with MabCare Therapeutics, or MabCare, entered into in June 2024, or the MabCare License Agreement, we have exclusive rights to develop, manufacture and commercialize DAY301, a novel ADC targeting PTK7, worldwide, excluding Greater China. To date, we have financed our operations primarily through the sale and issuance of redeemable convertible preferred shares, convertible notes, the completion of our initial public offering, or IPO, and follow-on public offerings of our common stock.

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

We have incurred significant net losses since our inception and, to date, have not generated substantial revenue from the sales of our product, OJEMDA. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant net losses in each reporting period since our inception, have not generated substantial revenue from the sales of our product, OJEMDA, to date and have financed our operations principally through private placements of our redeemable convertible preferred shares, our convertible notes, the completion of our IPO and follow-on offerings of our common stock. For the six months ended June 30, 2024 and 2023, we reported a net loss of $66.8 million and $88.3 million, respectively. We had an accumulated deficit of $525.4 million as of June 30, 2024. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib, pimasertib and DAY301 through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our product and product candidates, including our ongoing pivotal Phase 2 FIREFLY-1 trial for OJEMDA, our ongoing pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a potential front-line therapy in pLGG, our post-marketing commitments and requirements for OJEMDA, our ongoing Phase 1b/2 FIRELIGHT-1 umbrella master trial of tovorafenib in adult RAS/RAF-altered solid tumors as a monotherapy and in combination with pimasertib, our Phase 1/2a trial of DAY301 targeting PTK7 and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In October 2023, the U.S. Food and Drug Administration, or FDA, accepted our New Drug Applications, or NDAs, and granted priority review for OJEMDA as a monotherapy in relapsed or refractory pLGG. On April 23, 2024, the FDA approved the NDAs for OJEMDA for use in the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. We will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of OJEMDA, or our product candidates, including pimasertib and DAY301, if marketing authorization is received. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

We are early in our development efforts and our product, tovorafenib, is currently in pivotal Phase 3 clinical trials. Our product candidates, pimasertib and DAY301, are in earlier stages of development and are not approved for sale in any jurisdiction. There can be no assurance that tovorafenib, pimasertib, DAY301 or any future product candidates we develop, if any, will achieve success in their clinical trials or obtain marketing authorization.

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
•
receipt and related terms of marketing authorizations from applicable regulatory authorities for our product candidates such as pimasertib and DAY301, including potential restrictions or limitations on the conditions of use of our products;
•
whether our patents will be sufficient to prevent generic competition for OJEMDA after our orphan drug exclusivity expires;
•
the successful completion of any required or committed post-marketing studies and available funding to perform any such post-marketing requirements or post-marketing commitments;
•
raising additional funds necessary to complete clinical development and successful commercialization of OJEMDA and our product candidates, including pimasertib and DAY301;
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
•
developing and implementing marketing, pricing and reimbursement strategies, as well as adequate demand forecasts for supply and sales planning;
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
•
addressing any delays in our ongoing and planned clinical trials resulting from factors related to any macroeconomic conditions, major natural disaster, public health epidemic or significant political event, including inflation, changes in interest rates, actual or perceived instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto and global regional conflicts, as well as any delays due to supply chain issues impacting the availability of certain standard-of-care chemotherapy drugs; and
•
maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, and if we cannot address any of them in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize OJEMDA and our product candidates, which would materially harm our business. It is also possible that not all of our product candidates, including pimasertib and DAY301, will obtain marketing authorization even if we expend substantial time and resources seeking such approval.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the development and commercialization of OJEMDA and our product candidates.

Our business depends entirely on the successful development and commercialization of OJEMDA and our product candidates. Our ability to generate future revenue at the levels or timing we expect and achieve profitability depends on several factors, including, but not limited to, our ability to:

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
•
complete a successful Phase 1/2a trial of DAY301;
•
initiate and successfully complete all safety, pharmacokinetic and other studies required to obtain foreign marketing authorization for OJEMDA as a treatment for patients with pLGGs;
•
initiate and complete additional, successful late-stage clinical trials that meet their clinical endpoints;
•
obtain favorable results from our clinical trials and apply for and obtain marketing authorizations for pimasertib and DAY301 from applicable regulatory authorities, including NDAs from the FDA, and maintaining such approvals;
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
•
successfully commercialize OJEMDA, pimasertib, and DAY301 and any future product candidates we may develop, if approved, by building and maintaining a sales force and/or entering into collaborations with third parties;
•
satisfy any post-marketing requirements imposed by, or post-marketing commitments made to, applicable regulatory authorities, including for OJEMDA;
•
demonstrate an acceptable safety profile of our product and our product candidates, including OJEMDA, pimasertib and DAY301, and continue to maintain a continued acceptable safety profile following marketing authorization, if any;
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
•
achieve market acceptance of OJEMDA and our product candidates, including pimasertib and DAY301, if approved, with patients, the medical community and third-party payors, both in the United States and internationally; and
•
attract, hire and retain qualified personnel.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product, OJEMDA, and product candidates, pimasertib and DAY301, and any future product candidates through clinical development. We expect increased expenses as we continue our research and development, initiate additional clinical trials, seek to expand our product pipeline, seek marketing authorization for our lead programs and future product candidates, if any, and invest in our organization. In addition, we expect to incur significant expenses related to the product manufacturing, marketing, sales and distribution of OJEMDA and, if we obtain marketing authorization, for our product candidates including pimasertib and DAY301. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company, such as acquiring and retaining experienced personnel, developing new information technology systems and other costs associated with being a public company.

Also, we expect to experience ongoing and additional costs related to preparing and filing patent applications, maintaining our intellectual property and potentially expanding our office facilities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

We had $361.9 million in cash, cash equivalents and short-term investments as of June 30, 2024. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
to the extent we pursue strategic collaborations, including collaborations to commercialize OJEMDA, pimasertib, DAY301 or any of our future pipeline products and product candidates, if any, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses;
•
the cost associated with commercializing any approved products and product candidates, including establishing sales, marketing, market access and distribution capabilities;
•
the cost associated with completing any post-marketing studies or trials requested or required by the FDA or other regulatory authorities, including for OJEMDA;
•
the revenue, if any, received from commercial sales of OJEMDA, pimasertib, DAY301 or any of our future product candidates, if approved, or any other future pipeline product candidates that receive marketing authorization;
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

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the

ATM. No shares of our common stock have been sold under the ATM as of June 30, 2024. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, actual or perceived instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, global regional conflicts, public health epidemics or otherwise.

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

OJEMDA has been administered only to a limited number of patients in clinical studies. While the FDA granted accelerated approval of OJEMDA based on the data included in the NDAs, we do not know whether the real world safety and effectiveness of the product will be consistent with the safety and effectiveness profile seen in the clinical studies. New data relating to OJEMDA, including from adverse events reports and our post-marketing commitments in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of OJEMDA from the market. If any of these actions were to occur, it could result in significant expense and delay and/or limit our ability to generate future sales revenues in line with our expectations.

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

Because some of our product candidates are targeted towards the pediatric population, we may face additional hurdles and be subjected to greater scrutiny by regulatory agencies. Trials involving pediatric populations can be difficult to conduct, can be quite costly and, like other clinical trials, may not yield the anticipated results. In addition, pediatric studies are more dependent on a smaller number of specialized clinical trial sites, which in turn can limit site availability and make the trials more expensive to conduct. In addition, as interest in pediatric indications grows as a result of the Research to Accelerate Cures and Equity (RACE) for Children Act and other market forces, trial recruitment may become even more difficult due to competition for eligible patients. Moreover, it may be challenging to ensure that pediatric or adolescent patients adhere to clinical trial protocols. Our inability to enroll a sufficient number of pediatric patients for our clinical trial could result in significant delays, require us to abandon one or more clinical trials altogether, impact our ability to raise additional capital and delay or prevent our ability to obtain necessary marketing authorizations for any drug product candidate.

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
•
ongoing shortages of chemotherapy standard of care, which may be used in the control arm of certain of our clinical trials, including FIREFLY-2 and our Phase 1/2a trial for DAY301;
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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. For example, our FIREFLY-1 clinical trial was designed to use the Response Assessment for Neuro-Oncology – High Grade Glioma, or RANO-HGG, to measure the primary endpoint of overall response rate, or ORR, in alignment with the FDA, with ORR using Response Assessment for Pediatric Neuro-Oncology – Low-Grade Glioma, or RAPNO-LGG, as a secondary endpoint. Following discussions with the FDA and the March 2023 approval of dabrafenib, in combination with trametinib in BRAF V600E pLGG, we initially structured the primary endpoint in our FIREFLY-2/LOGGIC trial to be assessed using the Response Assessment for Neuro-Oncology Low-Grade Glioma, or RANO-LGG, and have included RANO-LGG as an exploratory endpoint in FIREFLY-1. Following further feedback from the FDA during review of the NDAs for OJEMDA, in June 2024 we updated the structure of the primary endpoint in our FIREFLY-2/LOGGIC trial to be assessed using the Response Assessment in Pediatric Neuro-Oncology Low-Grade Glioma, or RAPNO-LGG, criteria.

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

There are a number of next-generation BRAF inhibitors in clinical development. BeiGene has two next-generation BRAF programs: Lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study. Fore Therapeutics (formerly NovellusDx) is developing the RAF dimer breaker PLX8394 in a Phase 1/2 trial in combination with cobicistat. Black Diamond Therapeutics have next-generation BRAF inhibitors in Phase 1 clinical trials. Jazz Pharmaceuticals and Redx have announced that the pan-RAF inhibitor JZP815 has entered clinical development in a Phase 1 trial. Erasca recently announced that it has entered into an exclusive worldwide license agreement with Novartis for naporafenib, a Phase 3 pivotal-ready pan-RAF inhibitor with a potential first-in-class and best-in-class profile in NRAS mutant melanoma and other RAS/MAPK pathway-driven tumors. Nested Therapeutics has advanced NST-628, a pan-RAF/MEK “molecular glue” into a Phase 1 clinical trial.

With regard to the treatment of pLGG, some MEK inhibitors, some type I RAF inhibitors, and other targeted therapies have been studied, or are being studied, in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. The off-label use of these agents may represent competition for OJEMDA if it is approved and enters the market.

Further, pursuant to the MabCare License Agreement, we have the exclusive right to develop, manufacture and commercialize DAY301, a novel ADC targeting PTK7, worldwide, excluding Greater China. We expect the first patient to be dosed in the Phase I study for DAY301 in the fourth quarter of 2024 or first quarter of 2025. In February 2024, Profound Bio has dosed its first patient in a Phase 1/2 Clinical Trial of PRO1107, a PTK7-targeted antibody-drug conjugate.

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

Our potential commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than OJEMDA or our other product candidates. Even if the product candidates we develop achieve marketing authorization, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate future revenue from the sale of the product candidates we may develop, if approved, could be adversely affected.

Safety risks or other side effects associated with OJEMDA, pimasertib, DAY301 or any future products and product candidates we may develop could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the use of an approved product or result in significant negative consequences following marketing authorization, if any.

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

Additionally, patients treated with OJEMDA and our product candidates have undergone, or may also be undergoing, medical, surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to OJEMDA or our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons, which could impact development of OJEMDA, pimasertib, DAY301 or our other product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of OJEMDA and our product candidates will be harmed and our ability to generate product revenues from such product or product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of any approved products or reduce the duration of time that physicians expect to use our product in particular patients. Any of these occurrences may significantly harm our business, prospects, financial condition and results of operations.

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

Our clinical development activities are primarily focused on the development of targeted therapeutics for patients with genomically-defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to additional approved or marketable products.

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

OJEMDA and our product candidates, including pimasertib and DAY301, may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success.

Our product, OJEMDA, and product candidates, including pimasertib and DAY301, if approved, may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

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

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our products, including OJEMDA, and our product candidates, including pimasertib and DAY301, should it receive marketing authorization, will depend substantially, both in the United States and internationally, on the extent to which the costs of such products and product candidates will be covered and reimbursed by third-party payors, as patients who are prescribed medicine for the treatment of their condition generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Further, coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize OJEMDA and product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain marketing authorization.

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

Risks Related to Government Regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for pimasertib, DAY301 or any future product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to OJEMDA and pimasertib and DAY301, currently our only product and product candidates in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing authorization of drugs in the United States requires the submission of an NDA to the FDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. We are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product.

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

We have not yet obtained FDA approval for our product candidates, pimasertib and DAY301. While the FDA approved the NDAs for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation, there is no assurance that we will receive similar approval for OJEMDA from comparable regulatory authorities in foreign jurisdictions, which may limit our addressable market and could adversely affect our business, prospects, financial condition and results of operations.

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

We have obtained orphan drug designation in the United States and in the EU for use of tovorafenib in treating malignant glioma and glioma, respectively. We may seek orphan drug designation for tovorafenib in additional geographies or indications, or for pimasertib or DAY301 or any product candidates we may develop in the future. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making available the drug for such disease or condition will be recovered from sales of the product in the United States.

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

OJEMDA was granted rare pediatric designation by the FDA in May 2021 for the treatment of LGGs harboring an activating RAF alteration that disproportionately affects children. We submitted the OJEMDA NDAs as a rare pediatric designation marketing application, and the FDA conditionally designated the marketing application as a “rare pediatric disease product application” pending the final determination at the time of approval or licensure on whether the application meets all of the eligibility criteria set forth in section 529(a)(4) of the FD&C Act. On April 23, 2024, the FDA approved the NDAs for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation, and in connection with the accelerated approval, Day One received a Priority Review Rare Pediatric Disease Voucher, or PRV.

Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the specified criteria. These vouchers are designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases.

Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. On May 29, 2024, we entered into an asset purchase agreement, pursuant to which we agreed to sell our rare pediatric disease PRV to an undisclosed buyer for gross proceeds of $108.0 million. Following the sale, we are no longer eligible to take advantage of the incentives under the rare pediatric disease PRV, including priority review of a subsequent marketing application. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. Although the voucher can be sold or transferred to third parties, there is no guarantee that we will be able to receive such voucher in the future for any of our current or future product candidates or that we will realize any value if we receive and were to sell any such voucher.

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

For each product and product candidate for which marketing authorization is granted, including OJEMDA, the terms of approvals, ongoing regulation of our products or other post-approval restrictions may limit how we manufacture and market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue in line with our expectations.

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

We expect that additional state and federal healthcare reform measures, including potentially significant additional changes to current drug pricing and reimbursement structures, will be adopted in the future, particularly if there is a change in presidential administration. Current and future reform measures may result in more rigorous coverage criteria and in additional downward pressure on the prices that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate future revenue in line with our expectations, attain profitability or commercialize OJEMDA and our product candidates.

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

Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, this decision may result in more companies bringing lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.

Governments outside of the United States tend to impose strict price controls, which may adversely affect our future revenues.

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

We are developing our current product candidates in combination with one or more currently approved cancer therapies or therapies in development. Even if our current or future product candidates, including pimasertib and DAY301, receive marketing authorization or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We have limited experience as a commercial company and the sales, marketing, and distribution of OJEMDA or any future approved products may be unsuccessful or less successful than anticipated.

We recently began commercializing our first product, OJEMDA, in the United States. As a company, we had no prior experience commercializing a product. The success of our commercialization efforts for OJEMDA and any future approved products is difficult to predict and subject to the effective execution of our business plan, including, among other things, the continued development of our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities.

For example, we have completed hiring in areas to support commercialization, including in sales management, sales representatives, marketing, access and reimbursement, sales support, and distribution. There are significant expenses and risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of these capabilities could delay or negatively affect the success of our commercialization efforts and our business. For example, the commercialization of OJEMDA may not develop as planned or anticipated, which may require us to, among others, adjust or amend our business plan and incur significant expenses.

Alternatively, we may license certain rights with respect to our products or product candidates to collaborators and rely on the assistance and guidance of those collaborators. We may also seek collaborations to secure marketing authorizations and commercialize our products outside of the United States. We cannot assure that any collaboration(s) will result in short-term or long-term benefit to the company. If we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on our own. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our products and product candidates, we may not generate substantial revenues, if any, from them or be able to reach or sustain profitability.

Given our lack of experience commercializing products, we do not have a track record of successfully executing on the commercialization of an approved product. If we are unsuccessful in accomplishing our objectives and executing on our business plan, or if the commercialization of OJEMDA or any future approved products does not develop as planned, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry.

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

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of tovorafenib, pimasertib and DAY301, and any preclinical studies and clinical trials of any future products and product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Since such third parties partially control the progress of these trials, they may also publish the data related to these trials prior to obtaining or without our approval for doing so. Specifically, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. For example, in addition to the Phase 1 clinical trial run by Dana Farber Cancer Institute in collaboration with PNOC, the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research, is developing a group-wide clinical trial of tovorafenib in relapsed Langerhans cell histiocytosis. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for products and product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products and product candidates produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing authorization process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing authorizations for OJEMDA, pimasertib, DAY301 or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

The manufacture of pharmaceutical products, including OJEMDA and our product candidates including pimasertib and DAY301, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

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

We rely on a limited number of suppliers, some of whom are our sole source for certain materials, and some of whom are based in foreign jurisdictions. Our small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, including inflation and changes in interest rates, actual or perceived instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, natural disasters, fire, regional geopolitical conflicts, acts of terrorism, pandemics, or other catastrophic events. Further, in the case of materials for which we have a sole supplier, even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture OJEMDA and our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions, which may adversely affect our business and results of operations.

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

The loss of any large customer, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.

We have received a substantial portion of our revenue from a limited number of customers. For example, for the six months ended June 30, 2024, two individual customers accounted for 98% of our total net product revenue, with these individual customers representing 61% and 37% of total net product revenue. As of June 30, 2024, two customers accounted for 98% of the accounts receivable balance, with these individual customers representing 59% and 39% of the accounts receivable balance.

We cannot provide any assurances that we will retain our current customers or groups of customers, that they will maintain their current or forecasted demand for our products, or that we will be able to attract and retain additional customers in the future. If for any reason we were to lose our ability to sell to a specific group or class of customers, we could experience a significant reduction in revenue or loss of market share, which would adversely impact our operating results.

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

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, clinical, regulatory, manufacturing, quality, commercial and management skills and experience.

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

We had 169 full-time employees as of June 30, 2024. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of OJEMDA, pimasertib, DAY301 or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing authorization of pimasertib or DAY301 or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize OJEMDA, pimasertib, DAY301, our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our employees, clinical trial investigators, CROs, CMOs, consultants, vendors and any future commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees and third parties that we rely on, including, clinical trial investigators, CROs, CMOs, consultants, vendors and any future commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing (e.g., cGMP) and clinical practice (e.g., GCP) standards, (iii) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements and other healthcare laws and regulations in the United States and abroad, (iv) sexual harassment and other workplace misconduct, or (v) laws that require the true, complete and accurate reporting of financial information or data. In particular, research, sales, marketing and business arrangements in our industry are subject to a wide variety of laws and regulations that are intended to prevent fraud, misconduct, kickbacks and other abusive practices. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The increase of “work from home” in recent years has generally increased the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the increase of remote work to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or inappropriate disclosure of confidential, sensitive or proprietary information, we could incur liability and reputational damage and the further development and commercialization of OJEMDA, pimasertib, DAY301 or any future product candidates could be delayed. Any breach, loss or compromise of proprietary, sensitive or confidential information may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. For example, the California Consumer Privacy Act of 2018, or the CCPA, as amended by the California Privacy Rights Act, or the CPRA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences.

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

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for OJEMDA, pimasertib, DAY301, or any other product candidates could result in delays in our marketing authorization efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our clinical trial subjects or personnel, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

The state of California recently enacted the CCPA, which creates new individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA, in effect since January 1, 2020, and most recently amended by the CPRA, is now in effect as of January 1, 2023 and enforced as of July 1, 2023, subject to the regulations promulgated through a newly created enforcement agency called the California Privacy Protection Agency, or the CPPA. The CCPA gives California residents expanded privacy rights, including the right to request correction, access and deletion of their personal information, the right to opt out of certain personal information sharing and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. The CCPA and CPRA provide for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability. The CCPA has prompted several proposals for new federal and state-level privacy legislation which, if enacted, could increase our potential liability and compliance costs, and adversely affect our business.

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

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain regulators, investors, employees, users and other stakeholders concerning corporate responsibility, specifically related to ESG matters both in the United States and internationally. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Further, ESG initiatives, goals or commitments could be difficult to achieve or costly to implement. If our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. Moreover, California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports, and compliance with such requirements could require significant effort and resources. Additionally, in March 2024, the SEC enacted comprehensive climate change disclosure rules, although the SEC has since issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

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

We have engaged in strategic transactions, for instance with affiliates of Takeda Pharmaceutical Company Limited, Viracta Therapeutics, Inc., Merck KGaA, Darmstadt, Germany and MabCare, and from time to time, we may consider further strategic transactions, such as acquisitions of companies, businesses or assets and out-licensing or in-licensing of products, product candidates (such as DAY301) or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near term or long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

Although no third party has asserted a claim of patent infringement against us as of June 30, 2024, others may hold proprietary rights that could prevent OJEMDA or our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at OJEMDA or our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to OJEMDA or our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market OJEMDA or our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign OJEMDA, our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing OJEMDA or our product candidates and technology.

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

We now depend on, at least in part, Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Dana Farber Cancer Institute, Millennium Pharmaceuticals, Inc., Merck KGaA, Darmstadt, Germany and MabCare and will continue to depend on Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Dana Farber Cancer Institute, Millennium Pharmaceuticals, Inc. and Merck KGaA, Darmstadt, Germany and MabCare and on licenses and sublicenses from other third parties, as well as potentially on other strategic relationships with third parties, for the research, development, manufacturing and commercialization of OJEMDA and our current product candidates. If any of our licenses or relationships or any in-licenses on which our licenses are based are terminated or breached, we may:

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

OJEMDA and our current lead product candidates are protected by, among other intellectual property rights, patents and patent applications we co-own and exclusively in-license from Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.). OJEMDA and our current lead product candidates and pipeline and our anticipated near-term pipeline may include technologies, licensed from other third parties, including, for example, Merck KGaA, Darmstadt, Germany. Further, pursuant to the MabCare License Agreement, we have the exclusive right to develop, manufacture and commercialize DAY301 worldwide, excluding Greater China.

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

In addition, the agreements under which we license intellectual property or technology from third parties, including our licenses with Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Dana Farber Cancer Institute, Millennium Pharmaceuticals, Inc., Merck KGaA, Darmstadt, Germany and MabCare are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we license prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

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

If we do not obtain patent term extension for our product and product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing authorization of our product and product candidates, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon marketing authorization of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and may launch their product earlier than might otherwise be the case.

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

Currently, our intellectual property protection includes patents and patent applications that we have in-licensed from, among others, Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Merck KGaA, Darmstadt, Germany and MabCare. Our exclusive and non-exclusive licenses may be subject to certain retained rights, which may adversely impact our competitive position. We do not control the prosecution and maintenance of several of the licensed patent portfolios; thus, we cannot assure you that the licensed patent families will be prepared, filed, prosecuted, or maintained in a manner consistent with the best interests of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Agreements.” Our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to OJEMDA and our product candidates.

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
•
changes in general market and economic conditions, such as due to rising interest rates, inflation, actual or perceived instability in the global banking system, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, global regional conflicts and public health epidemics;
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
•
changes in accounting principles;
•
natural disasters and other calamities;
•
general economic, industry and market conditions, including inflation, actual or perceived instability in the global banking system and uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, many of which are beyond our control;
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

The holders of an aggregate of 87,692,916 shares of our outstanding common stock as of June 30, 2024 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of June 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 46.6% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation, as well as the possibility of a recession or further economic downturn. Moreover, there have been concerns with respect to the stability of the global banking system. For example, on March 10, 2023, Silicon Valley Bank, or SVB, one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures and continued instability in the global banking system may adversely impact our business and financial condition. Likewise, the capital and credit markets may be adversely affected by global regional conflicts, and the possibility of wider or additional global conflicts, global sanctions imposed in response thereto or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed/Furnished Herewith

10.1†^	Asset Purchase Agreement, dated May 29, 2024.					X

10.2†^	Exclusive License Agreement by and between MabCare Therapeutics and Day One Biopharmaceuticals, Inc. dated June 17, 2024.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

* This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

† Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

˄ Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAY ONE BIOPHARMACEUTICALS, INC.

Date: August 2, 2024	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President Principal Executive Officer

Date: August 2, 2024	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer