Form 10-Q
period 2024-09-30
Day One Biopharmaceuticals, Inc.
filed 2024-10-30
CIK 1845337

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 24, 2024, the registrant had 100,846,294 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of OJEMDA™ (tovorafenib) and our product candidates, potential therapeutic benefits and economic value of OJEMDA and product candidates, our ability to market and sell OJEMDA while maintaining full compliance with applicable federal and state laws, rules and regulations, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by products and product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the potential impact of global business or macroeconomic conditions, including as a result of inflation, changing interest rates, cybersecurity incidents, actual or perceived instability in the global banking system, changes in the U.S. presidential administration, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto and global regional conflicts on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and other similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I-FINANCIAL INFORMATION

Day One Biopharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$422,765	$230,784
Short-term investments	135,618	135,563
Accounts receivable, net	8,695	—
Inventory	2,735	—
Prepaid expenses and other current assets	11,183	8,927
Total current assets	580,996	375,274
Property and equipment, net	904	208
Operating lease right-of-use asset	2,574	352
Intangible assets, net	16,216	—
Deposits and other long-term assets	117	214
Total assets	$600,807	$376,048
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,017	$2,576
Accrued expenses and other current liabilities	35,189	26,524
Current portion of deferred revenue	1,462	—
Current portion of operating lease liabilities	77	408
Total current liabilities	39,745	29,508
Long-term portion of deferred revenue	3,061	—
Long-term portion of operating lease liabilities	2,538	—
Total liabilities	45,344	29,508
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 100,810,357 and 87,227,132 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	10	9
Additional paid-in-capital	1,043,826	805,107
Accumulated other comprehensive (loss) income	(6)	9
Accumulated deficit	(488,367)	(458,585)
Total stockholders’ equity	555,463	346,540
Total liabilities and stockholders' equity	$600,807	$376,048

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$20,070	$—	$28,262	$—
License revenue	73,691	—	73,691	—
Total revenues	93,761	—	101,953	—
Cost and operating expenses:
Cost of product revenue	1,590	—	2,297	—
Research and development	33,563	33,163	165,879	93,173
Selling, general and administrative	28,972	18,275	85,715	53,374
Total cost and operating expenses	64,125	51,438	253,891	146,547
Income (loss) from operations	29,636	(51,438)	(151,938)	(146,547)
Non-operating income:
Gain from sale of priority review voucher	—	—	108,000	—
Investment income, net	5,322	5,291	13,649	12,163
Other income (expense), net	1,197	(3)	1,177	(22)
Total non-operating income, net	6,519	5,288	122,826	12,141
Income (loss) before income taxes	36,155	(46,150)	(29,112)	(134,406)
Income tax benefit (expense)	882	—	(670)	—
Net income (loss)	37,037	(46,150)	(29,782)	(134,406)
Net income (loss) per share - basic	$0.38	$(0.54)	$(0.33)	$(1.73)
Net income (loss) per share - diluted	$0.38	$(0.54)	$(0.33)	$(1.73)
Weighted-average number of common shares used in net income (loss) per share - basic	96,623,123	85,952,501	90,164,895	77,682,237
Weighted-average number of common shares used in net income (loss) per share - diluted	96,937,759	85,952,501	90,164,895	77,682,237

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$37,037	$(46,150)	$(29,782)	$(134,406)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	16	2	(15)	64
Total comprehensive income (loss)	$37,053	$(46,148)	$(29,797)	$(134,342)

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2023	87,227,132	$9	$805,107	$9	$(458,585)	$346,540
Issuance of common stock upon exercise of stock options	4,862	—	48	—	—	48
Issuance of common stock upon release of restricted stock units	157,724	—	—	—	—	—
Unvested common stock forfeiture	(12,555)	—	—	—	—	—
Share-based compensation expenses	—	—	12,644	—	—	12,644
Unrealized loss on available-for-sale securities	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(62,412)	(62,412)
Balance at March 31, 2024	87,377,163	9	817,799	(5)	(520,997)	296,806
Issuance of common stock upon exercise of stock options	22,151	—	324	—	—	324
Issuance of common stock upon release of restricted stock units	211,635	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	94,827	—	973	—	—	973
Unvested common stock forfeiture	(12,860)	—	—	—	—	—
Share-based compensation expenses	—	—	13,052	—	—	13,052
Unrealized loss on available-for-sale securities	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(4,407)	(4,407)
Balance at June 30, 2024	87,692,916	9	832,148	(22)	(525,404)	306,731
Issuance of common stock upon exercise of stock options	67,540	—	977	—	—	977
Issuance of common stock upon release of restricted stock units	156,688	—	—	—	—	—
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	12,893,213	1	178,176	—	—	178,177
Issuance of prefunded warrants to purchase common stock in connection with private placement, net of issuance costs	—	—	20,941	—	—	20,941
Share-based compensation expenses	—	—	11,584	—	—	11,584
Unrealized gain on available-for-sale securities	—	—	—	16	—	16
Net income	—	—	—	—	37,037	37,037
Balance at September 30, 2024	100,810,357	$10	$1,043,826	$(6)	$(488,367)	$555,463

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2022	73,458,176	$7	$601,771	$(71)	$(269,668)	$332,039
Issuance of common stock upon exercise of stock options	75,184	—	1,184	—	—	1,184
Issuance of common stock upon release of restricted stock units	60,673	—	—	—	—	—
Unvested common stock forfeiture	(21,400)	—	—	—	—	—
Share-based compensation expenses	—	—	9,447	—	—	9,447
Unrealized gain on available-for-sale securities	—	—	—	138	—	138
Net loss	—	—	—	—	(42,393)	(42,393)
Balance at March 31, 2023	73,572,633	7	612,402	67	(312,061)	300,415
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,827	13,269,231	2	161,407	—	—	161,409
Issuance of common stock upon exercise of stock options	2,704	—	39	—	—	39
Issuance of common stock upon release of restricted stock units	69,020	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	57,740	—	653	—	—	653
Share-based compensation expenses	—	—	9,477	—	—	9,477
Unrealized loss on available-for-sale securities	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(45,863)	(45,863)
Balance at June 30, 2023	86,971,328	$9	$783,978	$(9)	$(357,924)	$426,054
Issuance of common stock upon exercise of stock options	10,571	—	115	—	—	115
Issuance of common stock upon release of restricted stock units	61,034	—	—	—	—	—
Share-based compensation expenses	—	—	9,606	—	—	9,606
Unrealized gain on available-for-sale securities	—	—	—	2	—	2
Net loss	—	—	—	—	(46,150)	(46,150)
Balance at September 30, 2023	87,042,933	$9	$793,699	$(7)	$(404,074)	$389,627

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(29,782)	$(134,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development assets	55,000	3,000
Share-based compensation expense	37,228	28,530
Depreciation expense	54	23
Accretion of discounts on short-term investments, net	(3,566)	(8,502)
Amortization of intangible assets	884	—
Amortization of operating right-of-use asset	332	257
Gain from sale of priority review voucher	(108,000)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,695)	—
Inventory	(2,683)	—
Prepaid expenses and other current assets	(2,326)	(2,148)
Deposits and other long-term assets	97	236
Accounts payable	441	3,131
Accrued expenses and other current liabilities	8,665	4,697
Deferred revenue	4,523	—
Operating lease liability	(277)	(299)
Net cash used in operating activities	(48,105)	(105,481)
Cash flows from investing activities:
Cash paid for purchase of short-term investments	(383,395)	(344,701)
Proceeds from maturity of short-term investments	307,482	445,915
Proceeds from sale of short-term investments	79,409	—
Cash paid for acquired intangible assets	(17,100)	—
Proceeds from sale of priority review voucher	108,000	—
Cash paid for acquired in-process research and development assets	(55,000)	(3,000)
Cash paid for purchase of property and equipment	(750)	(216)
Net cash provided by investing activities	38,646	97,998
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement, net of placement agent fees and offering costs	178,177	—
Proceeds from issuance of prefunded warrants to purchase common stock in connection with private placement, net of issuance costs	20,941	—
Proceeds from issuance of common stock, net	—	161,409
Proceeds from issuance of common stock upon stock option exercises	1,349	1,338
Proceeds from issuance of common stock upon Employee Stock Purchase Plan purchase	973	653
Cash provided by financing activities	201,440	163,400
Net increase in cash and cash equivalents	191,981	155,917
Cash and cash equivalents, beginning of period	230,784	85,262
Cash and cash equivalents, end of period	$422,765	$241,179
Supplemental disclosure of cash flow information:
Income taxes paid	883	—
Supplemental disclosures of noncash activities:
Right-of-use asset obtained in exchange for new operating lease liabilities	2,554	—
Deferred offering costs not yet paid	66	—
Purchases of property and equipment included in accrued expenses and other current liabilities	—	41

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Notes to the Condensed Financial Statements

1.
Description of Business and Organization

Organization and Business

Day One Biopharmaceuticals, Inc., or the Company, is a commercial-stage biopharmaceutical company dedicated to developing and commercializing targeted cancer therapies for people of all ages with life-threatening diseases. The Company was founded in November 2018 and is headquartered in Brisbane, CA.

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

Segments

The Company has determined that its chief executive officer is the chief operating decision maker, or CODM. The Company operates and manages the business as one reporting and one operating segment, which is the business of developing and commercializing targeted therapies for people of all ages with genomically-defined cancers. The Company’s CODM reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s assets are located in the United States.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. Amounts on deposit may at times exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and short-term investments that are recorded on its balance sheet. Per policy, the Company mitigates its risk by investing in high-grade instruments and limiting the concentration in any one non-United States government or government backed issuer, which limits its exposure. The Company has not experienced any losses on its cash, cash equivalents and short-term investments.

For the three months ended September 30, 2024, three individual customers accounted for 100.0% of total net product revenue, with these individual customers representing 69.0%, 23.0%, and 8.0% of the Company's total net product revenue. For the nine months ended September 30, 2024, three individual customers accounted for 100.0% of total net product revenue, with these individual customers representing 66.6%, 27.0%, and 6.4% of the Company's total net product revenue. As of September 30, 2024, three customers accounted for 100.0% of the accounts receivable balance, with these individual customers representing 55.0%, 25.7%, and 19.3% of the accounts receivable balance. No other individual customers account for more than 10.0% of net product sales or accounts receivable. The Company monitors the financial condition of its customers so that it can

Notes to the Condensed Financial Statements

appropriately respond to changes in their creditworthiness. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable.

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

The Company is dependent on third-party manufacturers to supply products for commercial and research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

Accounts Receivable, Net

Accounts receivable, net consists of trade receivables which are amounts due from the Company's specialty pharmacy and specialty distributor customers related to product sales. The Company records trade receivables net of discounts, chargebacks, and any allowances for potential credit losses. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period of time. For the three and nine months ended September 30, 2024, the Company did not record any expected credit losses related to outstanding accounts receivable.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product revenue. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of product revenue in the statements of operations. There were no expenses recorded for excess inventory or other impairments during the three and nine months ended September 30, 2024.

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

Revenue Recognition

The Company recognizes net product and license revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, which outlines a five-step process for recognizing revenue from contracts with customers: (i) identify

Notes to the Condensed Financial Statements

the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the separate performance obligations in the contract, and (v) recognize revenue associated with the performance obligations as they are satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, the Company determines the performance obligations that are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to each respective performance obligation when the performance obligation is satisfied.

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

Notes to the Condensed Financial Statements

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

License Revenue

The Company generates license revenue from the Ipsen License Agreement, pursuant to which, the Company licensed to Ipsen Pharma SAS, or Ipsen, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services.

Under the terms of the Ipsen License Agreement, (i) Ipsen paid the Company an upfront license fee in the amount of $70.8 million and (ii) Ipsen Biopharmaceuticals, Inc., or the Investor, a fully-owned United States affiliate of Ipsen, purchased 2,341,495 shares of the Company’s common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the volume weighted average price, or VWAP, of the Company’s common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of the Company’s public release of U.S. GAAP revenue for the quarter ended June 30, 2024 on July 30, 2024, or the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between the Company and the Investor dated July 23, 2024. The Company is also eligible to receive up to approximately $350.0 million in additional commercial launch and sales-based milestone payments, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement.

The commercial launch milestones related to first commercial sale(s) in certain territories, sales-based milestones and royalties are recognized as revenue when the related sales occur as the license of intellectual property is deemed to be the predominant item to which the commercial launch milestones, sales-based milestones and royalties relate.

Upon execution of the Ipsen License Agreement, the transaction price was determined to be $78.2 million, representing the aggregate of the upfront license fee of $70.8 million and the premium paid by Ipsen on its equity investment in the Company of $7.4 million (the excess of the value of the shares of the Company issued to Ipsen), representing additional consideration from Ipsen for the rights under the Ipsen License Agreement.

The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue against each performance obligation as or when the performance obligations under the contract are satisfied.

If a license to the Company's intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the license as revenue upon transfer of control of the license. All other promised goods or services in the agreement are evaluated to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services where any additional consideration paid to the Company reflects their standalone selling prices do not provide the customer with a material right, and, therefore, are not considered performance obligations. If optional

Notes to the Condensed Financial Statements

future services are priced in a manner which provides the customer with a significant or incremental discount, they are material rights, and are accounted for as separate performance obligations.

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded within deferred revenue. Contract liabilities within deferred revenue are recognized as revenue after control of the goods or services is transferred to the customer and all revenue recognition criteria have been met.

Cost of Product Revenue

Our cost of product revenue includes the cost of inventory sold, amortization expense of intangible assets and third-party royalties payable on our net product revenue. Cost of product revenue may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.

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

3.
Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of September 30, 2024 and December 31, 2023, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$249,276	$—	$—	$249,276
U.S. treasury securities	—	194,476	—	194,476
U.S. government agency securities	—	91,498	—	91,498
Total assets measured at fair value	$249,276	$285,974	$—	$535,250

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$47,003	$—	$—	$47,003
U.S. treasury securities	—	246,208	—	246,208
U.S. government agency securities	—	63,202	—	63,202
Total assets measured at fair value	$47,003	$309,410	$—	$356,413

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

There were no assets or liabilities classified as Level 3 as of September 30, 2024 and December 31, 2023.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

Notes to the Condensed Financial Statements

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$249,276	$—	$—	$249,276
U.S. government agency securities	81,762	—	—	81,762
U.S. treasury securities	68,594	—	—	68,594
Total cash equivalents	399,632	—	—	399,632

Short-term investments
U.S. government agency securities	9,733	4	(1)	9,736
U.S. treasury securities	125,890	27	(35)	125,882
Total short-term investments	$135,623	$31	$(36)	$135,618

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$47,003	$—	$—	$47,003
U.S. government agency securities	63,202	—	—	63,202
U.S. treasury securities	110,645	—	—	110,645
Total cash equivalents	220,850	—	—	220,850

Short-term investments
U.S. treasury securities	135,554	9	—	135,563
Total short-term investments	$135,554	$9	$—	$135,563

The following table summarizes the maturities of our cash equivalents and available-for-sale securities (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
Mature in one year or less	$535,255	$535,250
Total	$535,255	$535,250

	December 31, 2023
	Amortized Cost	Fair Value
Mature in one year or less	$356,404	$356,413
Total	$356,404	$356,413

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2024 and December 31, 2023, there were no securities that were in an unrealized loss position for more than 12 months. As of September 30, 2024, the unrealized losses, if any, on the Company’s short-term investments were primarily caused by interest rate increases. The Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis. Realized gains and losses were immaterial for the three and nine months ended September 30, 2024. There were no realized gains and losses for the three and nine months ended September 30, 2023.

4.
Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid research and development expenses	$6,382	$5,657
Prepaid insurance	1,355	918
Other prepaid expenses and other assets	3,446	2,352
Total prepaid expenses and other current assets	$11,183	$8,927

Notes to the Condensed Financial Statements

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued research and development expenses	$16,299	$12,643
Accrued payroll related expenses	11,502	9,165
Accrued professional service expenses	2,893	3,675
Other	4,495	1,041
Total accrued expenses and other current liabilities	$35,189	$26,524

5.
Significant Agreements

Takeda asset purchase agreement

On December 16, 2019, a subsidiary of the Company entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Effective December 31, 2021, the subsidiary was merged with and into the Company, with the Company being the surviving corporation and assuming the subsidiary’s obligations under the Takeda Asset Agreement. Pursuant to the Takeda Asset Agreement, the Company purchased certain technology rights and know-how related to TAK-580 (which is now OJEMDA™ (tovorafenib)) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. The Company also received clinical inventory supplies to use in the Company's research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to the Company its exclusive license agreement, or the Viracta License Agreement, with Viracta. Takeda also granted the Company a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. The Company also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by the Company in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of conversion in connection with the Millennium Stock Exchange Agreement.

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

On March 4, 2024, the Company entered into an amendment to the Viracta License Agreement. As part of the amendment, the Company made a one-time payment in March 2024 to Viracta of $5.0 million, which was recorded as research and development expenses during the nine months ended September 30, 2024, in exchange for reduced future payment obligations ranging from the mid-teens to the high single-digit percentage related to the future sale or use of the rare pediatric disease PRV received.

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

On May 29, 2024, the Company sold its rare pediatric disease PRV for $108.0 million to an undisclosed buyer. As part of the transaction, $8.1 million of the total consideration received from the sale of the rare pediatric disease PRV was paid to Viracta to fully satisfy PRV-related obligations under the Viracta License Agreement. The gross proceeds of $108.0 million were recorded as a gain from sale of priority review voucher in the accompanying condensed statements of operations during the nine months ended September 30, 2024. As of September 30, 2024, the $8.1 million paid to satisfy PRV-related obligations was capitalized as a finite-lived intangible asset, which will be amortized on a straight-line basis over its estimated useful life. Related amortization expense will be recorded as cost of product revenue in the Company’s statements of operations.

As of September 30, 2024, the Company could be required to make additional milestone payments of up to $40.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication upon achievement of a specified milestone event being lower than milestones payable for the first indication. Commencing with the first commercial sale of OJEMDA in a country, the Company is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. As of September 30, 2024, the Company could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones

Notes to the Condensed Financial Statements

and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

In November 2023, the Company discontinued its monotherapy substudy due to a limited duration of response in this rare patient population despite observing responses with a generally well tolerated therapy. In July 2024, the Company decided to close the program as the Company determined that the benefit/risk profile, as well as the market opportunity, did not justify the significant investment required to continue the trial despite observing some clinical responses.

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

The Company paid $3.0 million upfront in cash to Sprint, which was recorded as research and development expenses as the technology does not have an alternative future use. As of September 30, 2024, the Company could be required to make milestone payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

In consideration for the rights granted under the MabCare License Agreement, the Company made a $55.0 million upfront payment in July 2024. The upfront payment was recorded as research and development expenses, as the technology and supplies licensed do not have an alternative future use. As of September 30, 2024, the Company could be required to make additional payments of $1,152.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

License agreement with Ipsen Pharma SAS

On July 23, 2024, the Company entered into the Ipsen License Agreement, pursuant to which, the Company licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services. Ipsen shall have the right to grant sublicenses to third-parties.

Under the terms of the Ipsen License Agreement, (i) Ipsen paid the Company an upfront license fee in the amount of $70.8 million and (ii) the Investor, a fully-owned United States affiliate of Ipsen, purchased 2,341,495 shares of the Company’s common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the VWAP of the Company’s common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and

Notes to the Condensed Financial Statements

including the date of the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between the Company and the Investor dated July 23, 2024.

As of September 30, 2024, the Company is also eligible to receive up to approximately $350.0 million in additional commercial launch and sales-based milestone payments, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

In addition, the Ipsen License Agreement provides that the Company will supply to Ipsen, and Ipsen will purchase from the Company, all required quantities of tovorafenib for all territories outside the United States in accordance with a supply agreement to be entered into by and between the Company and Ipsen, or the Ipsen Supply Agreement. The Company determined that the cost-plus rate to be charged for the supply of tovorafenib does not represent a material right. Ipsen has the right to request a manufacturing technology transfer of the then-current manufacturing process of tovorafenib under the Ipsen License Agreement, such consent shall not be unreasonably withheld, such that upon completion of the manufacturing technology transfer, Ipsen or a third-party would be solely responsible for the manufacture of tovorafenib for all territories outside the United States.

Following the two-year anniversary of July 23, 2024, the effective date of the Ipsen License Agreement, Ipsen may terminate the Ipsen License Agreement for convenience with six months’ prior written notice or for certain other specified reasons. The Company may terminate the Ipsen License Agreement if Ipsen or any of its affiliates challenge the validity of any patents controlled by the Company that are licensed under the Ipsen License Agreement. Both Ipsen and the Company may terminate the Ipsen License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the Ipsen License Agreement or (ii) the other party’s bankruptcy event.

The Company evaluated the Ipsen License Agreement under Accounting Standards Codification, or ASC, 606 and concluded that Ipsen represents a customer in the transaction. The Company identified two distinct performance obligations for licenses to intellectual property in the form of the exclusive license to commercialize tovorafenib outside the United States for both (i) relapsed or refractory and (ii) front-line pLGG; and three distinct research and development performance obligations related to tovorafenib for completion of (i) the pivotal Phase 2 relapsed or refractory pLGG trial, or FIREFLY-1, (ii) the pivotal Phase 3 front-line pLGG trial, or FIREFLY-2, and (iii) the European Union, or EU, companion diagnostic for pLGG. Both the FIREFLY-1 and FIREFLY-2 trials related to pLGG pertain to later-stage intellectual property and only involve validating the efficacy of tovorafenib with respect to each distinct designation and are not expected to significantly modify or customize the licensed intellectual property. The FIREFLY-1 and FIREFLY-2 trials, and EU companion diagnostic research and development services related to pLGG could be performed by a third-party. The Company determined that the promise of the manufacturing technology transfer is a customer option that does not represent a material right given the value of the services is not material and fulfillment of this promise is ancillary to the main transaction. Accordingly, the manufacturing technology transfer is not a performance obligation at the outset of the arrangement.

Upon execution of the Ipsen License Agreement, the transaction price was determined to be $78.2 million, representing the aggregate of the upfront license fee of $70.8 million and the premium paid by Ipsen on its equity investment in the Company of $7.4 million (the excess of the value of the shares of the Company issued to Ipsen), representing additional consideration from Ipsen for the rights under the Ipsen License Agreement. Commercial launch milestones related to first commercial sale(s) in certain territories, sales-based milestones and royalties on net sales upon commercialization by Ipsen were excluded from the transaction price and will be recognized when the related sales occur as they were determined to predominantly relate to the intellectual property and, therefore, have been excluded from the transaction price in accordance with the sales-based royalty exception.

The Company allocated the transaction price to the performance obligations based on their relative standalone selling price. The Company developed the estimated stand-alone selling price for each license using discounted cash flow models. In developing this estimate, the Company applied judgment in the determination of the assumptions relating to forecasted future revenues, the discount rate, and the probability of success. The stand-alone selling price for each of the research and development services was estimated based on the Company’s forecasted costs to be incurred to fulfill the obligations plus a reasonable margin. The portion of the transaction price allocable to the relapsed or refractory and front-line pLGG licenses to intellectual property was determined to be $73.5 million and was recognized as license revenue at the point in time in which Ipsen had the right to use the license/know-how, which occurred during the third quarter of 2024. The portion of the transaction price allocable to the relapsed or refractory, front-line and companion diagnostic research and development services performance obligations was determined to be $4.7 million, which will be recognized over time as the services are delivered based on costs incurred relative to the total estimated cost to deliver the services. During the three and nine months ended September 30, 2024, $0.2 million of deferred revenue was recognized as license revenue related to the research and development services performance obligations with $1.4 million and $3.1 million of the undelivered services included in current and non-current deferred revenue, respectively.

Notes to the Condensed Financial Statements

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

In June 2024, the Company entered into a lease agreement for approximately 19,000 square feet of general use office space in Brisbane, California. Such agreement was determined to be a lease since the right to control the use of the identified asset was conveyed to the Company for a period of time in exchange for consideration. The term of the lease is approximately 7.4 years and commenced in August 2024. There is no option to extend the lease term nor is there an option to terminate the lease term prior to its expiration. The Company is obligated to pay monthly rent expense and its pro rata share of the landlord's operating expenses which include utilities, common area maintenance expenses, and property taxes. Such expenses are a non-lease component and a variable consideration and included in the Company's operating expenses as incurred. The Company concluded that this lease is also an operating lease. The total payments for base rent over the term of the lease is approximately $4.4 million. Upon execution of the agreement, the Company paid a security deposit of approximately $86,000 classified as deposits and other long-term assets on the condensed balance sheet.

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of September 30, 2024, the weighted-average remaining lease term and weighted-average discount rate were 7.0 years and 12.7%, respectively.

The Company’s lease does not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and was $0.4 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. Variable payments expensed during the three and nine months ended September 30, 2024 and 2023 were immaterial.

As of September 30, 2024, the future lease obligations were as follows (in thousands):

Year Ending December 31,
2024 (Remaining)	$147
2025	352
2026	435
2027	448
2028	461
Thereafter	2,613
Total future minimum lease payments	4,456
Less: imputed interest	(1,841)
Present value of operating lease liabilities	2,615
Less: current portion of operating lease liabilities	(77)
Operating lease liabilities	$2,538

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where

Notes to the Condensed Financial Statements

certain costs are non-cancellable after the approval of the project. As of September 30, 2024 and December 31, 2023, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into license agreements, as disclosed in Note 5, with various parties under which it is obligated to make contingent and non-contingent payments.

Purchase Commitments

To support product needs for OJEMDA, the Company has entered into a manufacturing and supply agreement with Quotient Sciences - Philadelphia, LLC in July 2023 that requires the Company to meet minimum purchase obligations on an annual basis. The amount of future minimum purchase obligations under the manufacturing and supply agreement over the next five years is approximately $15.2 million, in aggregate, as of September 30, 2024. For the nine months ended September 30, 2024, the Company made purchases of $2.0 million under the purchase obligation.

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

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims to date, and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of September 30, 2024 and December 31, 2023.

7.
Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value of $0.0001 per share. As of September 30, 2024, 100,810,357 shares of common stock were issued and outstanding.

The Company has reserved shares of common stock for future issuances as follows:

September 30, 2024
Common stock options issued and outstanding	11,926,321
Common stock available for future grants	3,799,351
Common stock available for ESPP	2,498,360
Restricted stock units issued and outstanding	1,887,246
Total	20,111,278

2024 Private Placement

In July 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors, or the Investors, pursuant to which the Company agreed to sell and issue to the Investors in a private placement, or the Private Placement, an aggregate of (i) 10,551,718 shares, or the Shares, of the Company’s common stock, par value $0.0001 per share, or the Common Stock, at a purchase price of $14.50 per share and (ii) 1,517,241 pre-funded warrants, or the Pre-Funded Warrants, to purchase up to an aggregate of 1,517,241 shares of Common Stock, or the Warrant Shares, at a purchase price of $14.4999 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.0001 per Warrant Share.

The Pre-Funded Warrants are exercisable at any time after their original issuance at the option of each holder, in such holder’s discretion, by (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Pre-Funded Warrant. A holder will not be entitled to exercise any portion of any Pre-Funded Warrant if the holder’s ownership of the Company’s common stock would exceed 9.99% following such exercise.

Notes to the Condensed Financial Statements

In the event of certain fundamental transactions, the holders of the Pre-Funded Warrants will be entitled to receive upon exercise of the Pre-Funded Warrants the kind of amounts of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such fundamental transaction without regard to any limitations on exercise contained in the Pre-Funded Warrants.

The Pre-Funded Warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such Pre-Funded Warrants do not provide any guarantee of value or return. The Company valued the Pre-Funded Warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the Private Placement proportionately to the Common Stock and Pre-Funded Warrants.

The Private Placement closed on August 1, 2024 and the Company received net proceeds of $166.5 million, after deducting underwriting discounts, commissions, and offering costs, of which $145.6 million was allocated to the Common Stock and $20.9 million was allocated to the Pre-Funded Warrants. The net proceeds were recorded as a component of additional paid-in capital.

Investment agreement with Ipsen Biopharmaceuticals, Inc.

In July 2024, the Company entered into the Ipsen License Agreement, pursuant to which, the Company licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services. Under the terms of the Ipsen License Agreement, (i) Ipsen paid the Company an upfront license fee in the amount of $70.8 million and (ii) the Investor, a fully-owned United States affiliate of Ipsen, purchased 2,341,495 shares of the Company’s common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the VWAP of the Company’s common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between the Company and the Investor dated July 23, 2024. The Company valued the shares at issuance at $32.6 million, concluding that the Company's common stock price as traded on The Nasdaq Stock Market LLC on the close date of the transaction approximated fair value, which was recorded as a component of additional paid-in capital.

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

At-The-Market Offering

The Company has entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of the Company’s common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. The Company has no obligation to sell any shares and could at any time suspend solicitations and offers under the ATM. No shares of the Company’s common stock have been sold under the ATM as of September 30, 2024.

8.
Share-based Compensation

Share-based compensation expense recorded in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$3,816	$3,312	$13,178	$10,102
Selling, general and administrative expense	7,738	6,294	24,050	18,428
Total share-based compensation expense	$11,554	$9,606	$37,228	$28,530

Notes to the Condensed Financial Statements

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

Stock Options

The following table provides a summary of stock option activity during the nine months ended September 30, 2024.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	10,211,758	$17.10
Granted	2,830,362	$14.31
Exercised	(94,553)	$14.26		$134
Forfeiture	(1,021,246)	$16.62
Outstanding at September 30, 2024	11,926,321	$16.51	7.9	$2,367
Vested and expected to vest at September 30, 2024	11,926,321	$16.51	7.9	$2,367
Exercisable at September 30, 2024	6,722,507	$16.66	7.4	$1,224

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was less than $0.1 million and $0.6 million, respectively.

The total fair value of options that vested during the nine months ended September 30, 2024 and 2023 was $25.7 million and $19.8 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $9.24 per share and $13.37 per share, respectively.

Unamortized share-based compensation for stock options as of September 30, 2024 was $53.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards granted with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	6.06 - 6.11	5.65 - 6.14	5.27 - 6.74	5.27 - 6.25
Expected volatility	68.46% - 68.72%	68.82% - 71.43%	68.27% - 70.57%	68.82% - 81.98%
Risk-free interest rate	3.43% - 4.40%	4.02% - 4.56%	3.43% - 4.47%	3.47% - 4.56%
Expected dividend yield	—	—	—	—

Notes to the Condensed Financial Statements

Restricted Stock Units

The following table provides a summary of restricted stock units activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2023	1,031,545	$18.27
Granted	1,584,280	$14.38
Vested	(526,047)	$16.52
Forfeiture	(202,532)	$16.14
Unvested restricted stock units at September 30, 2024	1,887,246	$15.72

Unamortized share-based compensation for restricted stock units as of September 30, 2024 was $27.9 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Awards

The following table provides a summary of the unvested common stock awards activity during the nine months ended September 30, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2023	747,679	$16.00
Vested	(556,424)	$16.00
Forfeiture	(25,415)	$16.00
Unvested common stock as of September 30, 2024	165,840	$16.00

Unamortized share-based compensation for restricted stock awards as of September 30, 2024 was $1.1 million, which is expected to be recognized over a weighted-average period of 0.5 years.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share)) and (b) an amount determined by the board of directors. 331,014 shares have been issued under the ESPP as of September 30, 2024. The Company recognized compensation expense related to the ESPP of $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.6 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.

The fair value of our common stock to be issued under the ESPP is estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term (in years)	0.5	0.5
Expected volatility	63.45%	63.57%
Risk-free interest rate	5.40%	5.24%
Expected dividend yield	—	—

9.
Income Taxes

For the three months ended September 30, 2024, the Company recognized an income tax benefit of $0.9 million on pre-tax book income for the period, resulting in an effective tax rate of (2.4)%. For the nine months ended September 30, 2024, the Company recognized income tax expense of $0.7 million on a pre-tax book loss for the period, resulting in an effective tax rate of (2.3)%. The primary reconciling items between the federal statutory rate of 21.0% for the three and nine months ended

Notes to the Condensed Financial Statements

September 30, 2024 and the Company’s overall effective tax rate of (2.4)% and (2.3)%, respectively, was the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of its net deferred tax assets. The Company did not record an income tax provision for the three and nine months ended September 30, 2023 as it generated tax losses during each of the periods.

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

10.
Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) - basic and diluted	$37,037	$(46,150)	$(29,782)	$(134,406)
Weighted average shares outstanding - basic	96,623,123	85,952,501	90,164,895	77,682,237
Effect of dilutive securities:
Stock options	57,455	—	—	—
Restricted stock units	107,935	—	—	—
Restricted stock awards	149,246	—	—	—
Weighted average shares outstanding - diluted	96,937,759	85,952,501	90,164,895	77,682,237
Net income (loss) per share - basic	$0.38	$(0.54)	$(0.33)	$(1.73)
Net income (loss) per share - diluted	$0.38	$(0.54)	$(0.33)	$(1.73)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per share, as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	11,454,704	10,039,940	11,926,321	10,039,940
Unvested common shares	—	956,719	165,840	956,719
Restricted stock units	406,092	1,001,313	1,887,246	1,001,313
Shares committed under ESPP	88,832	69,578	88,832	69,578
Total	11,949,628	12,067,550	14,068,239	12,067,550

11.
Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For each of the three months ended September 30, 2024 and 2023, the Company made matching contributions of $0.4 million and $0.2 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company made matching contributions of $1.4 million and $1.0 million, respectively.

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

The accelerated approval of OJEMDA is based on data from the Company’s pivotal open-label Phase 2 trial, or FIREFLY-1, which enrolled a total of 137 relapsed or refractory BRAF-altered pLGG patients across two study arms. Arm 1, which accrued 77 patients, was used for the efficacy analyses. Arm 2 provided additional safety data from an incremental 60 patients and was initiated to enable access to OJEMDA once Arm 1 had fully accrued. Details of this trial were presented in November 2023 at the Society for Neuro-Oncology meeting through two oral plenary presentations and in parallel through a publication in Nature Medicine.

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

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients ages 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia and Asia, with approximately 105 sites activated. In June 2024, we announced the following changes to our FIREFLY-2 trial: the primary endpoint of objective response rate will be assessed according to the RAPNO-LGG criteria, key secondary endpoints of progression free survival and duration of response will be assessed according to RAPNO-LGG criteria, new patients will be initiated on a starting dose of 380 mg/m2/dose once weekly, and the addition of a once-monthly carboplatin regime as a fourth standard of care option for arm 2.

On July 23, 2024, we entered into the Ipsen License Agreement, pursuant to which, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services.

Under the terms of the Ipsen License Agreement, (i) Ipsen paid us an upfront license fee in the amount of $70.8 million and (ii) Ipsen Biopharmaceuticals, Inc., or the Investor, a fully-owned Affiliate of Ipsen, purchased 2,341,495 shares of our common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the volume weighted average price, or VWAP, of our common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of our public release of U.S. GAAP revenue for the quarter ended June 30, 2024 on July 30, 2024, or the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between us and the Investor dated July 23, 2024.

We are also eligible to receive up to approximately $350.0 million in additional commercial launch and sales-based milestone payments, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

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

We initiated an open-label, multicenter, Phase 1b/2a umbrella master trial, or FIRELIGHT-1, of tovorafenib as a monotherapy or in combination, which consists of two substudies. Substudy 1 is a Phase 2a trial of tovorafenib as a monotherapy in patients 12 years and older with relapsed, progressive, or refractory solid tumors harboring a RAF alteration (RAF fusion or amplification). Despite observing responses with a generally well tolerated therapy, a limited duration of response in this rare patient population was observed. We decided in November 2023 to discontinue this monotherapy substudy. Substudy 2 is a Phase 1b/2 combination trial of tovorafenib and pimasertib in patients 12 years and older with various MAPK-altered solid tumors. Despite observing some clinical responses, the benefit/risk profile, as well as the market opportunity, did not justify the significant investment required to continue the trial. Moreover, it is clear from competing efforts to combine other Type II RAF inhibitors with MEK inhibitors that the hoped-for therapeutic benefit of the combination was more limited than preclinical studies predicted. We decided in July 2024 to close the program. Results from the substudies will be shared for presentation at a future medical meeting or in a publication after the final datasets becomes available.

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

In June 2024, we entered into a license agreement, or the MabCare License Agreement, with MabCare Therapeutics, or MabCare, a pharmaceutical corporation located in Shanghai, China. Under the MabCare License Agreement, MabCare granted to us an exclusive worldwide license, excluding Greater China, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for the Company to develop, manufacture and commercialize DAY301 (formerly MTX-13 or CB-002). DAY301 is a novel Antibody Drug Conjugate, or ADC, targeting protein-tyrosine kinase 7, or PTK7. In pre-clinical studies, DAY301 showed antitumor activity in a wide range of solid tumors. DAY301 targets PTK7, a highly-conserved, catalytically inactive transmembrane protein that is overexpressed in multiple adult cancers, including esophageal, ovarian, lung, and endometrial cancer, as well as pediatric cancers such as neuroblastoma, rhabdomyosarcoma and osteosarcoma. In April 2024, the FDA cleared the investigational new drug application for DAY301. We expect the first patient to be dosed in the Phase 1a portion of the Phase 1a/b study for DAY301 in the fourth quarter of 2024 or first quarter of 2025.

We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive rights to develop tovorafenib, pimasertib, and VRK1 for all therapeutic areas worldwide and DAY301 for all therapeutic areas worldwide, excluding Greater China, subject to certain milestone and royalty payments. Further, we hold exclusive rights to commercialize tovorafenib in the United States subject to royalty payments. Pursuant to the Ipsen License Agreement, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib outside of the United States, in exchange for certain milestone and royalty payments.

The following table summarizes our product and product candidate pipeline.

Significant Agreements

Takeda asset purchase agreement

On December 16, 2019, our subsidiary entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Effective December 31, 2021, the subsidiary was merged with and into our company, with our company being the surviving corporation and assuming the subsidiary’s obligations under the Takeda Asset Agreement. Pursuant to the Takeda Asset Agreement, we purchased certain technology rights and know-how related to TAK-580 (which is now OJEMDA) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. We also received clinical inventory supplies to use in our research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned us its exclusive license agreement, or the Viracta License Agreement, with Viracta. Takeda also granted us a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. We also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by us in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of conversion in connection with the Millennium Stock Exchange Agreement.

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

License agreement with Viracta

On December 16, 2019, our subsidiary amended and restated the Viracta License Agreement that was assigned pursuant to the Takeda Asset Agreement. Effective December 31, 2021, our subsidiary was merged with and into our company, with our company being the surviving corporation and assuming our subsidiary’s obligations under Viracta License Agreement. Under the Viracta License Agreement, we received a worldwide exclusive license under specified patent rights and know-how to develop, use, manufacture, and commercialize products containing compounds binding the RAF protein family.

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

On March 4, 2024, we entered into an amendment to the Viracta License Agreement. As part of the amendment, we made a one-time payment in March 2024 to Viracta of $5.0 million, which was recorded as research and development expenses during the nine months ended September 30, 2024, in exchange for reduced future payment obligations ranging from the mid-teens to the high single-digit percentage related to the future sale or use of the rare pediatric disease PRV received.

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

On May 29, 2024, we sold our rare pediatric disease PRV for $108.0 million to an undisclosed buyer. As part of the transaction, $8.1 million of the total consideration received from the sale of the rare pediatric disease PRV was paid to Viracta to fully satisfy PRV-related obligations under the Viracta License Agreement. The gross proceeds of $108.0 million were recorded as a gain from sale of priority review voucher in the accompanying condensed statements of operations during the nine months ended September 30, 2024. As of September 30, 2024, the $8.1 million paid to satisfy PRV-related obligations was capitalized as a finite-lived intangible asset, which will be amortized on a straight-line basis over its estimated useful life. Related amortization expense will be recorded as cost of product revenue in the Company’s statements of operations.

As of September 30, 2024, we could be required to make additional milestone payments of up to $40.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication upon achievement of a specified milestone event being lower than milestones payable for the first indication. Commencing with the first commercial sale of OJEMDA in a country, we are obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by us covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, we made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. As of September 30, 2024, we could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

In November 2023, we discontinued our monotherapy substudy due to a limited duration of response in this rare patient population despite observing responses with a generally well tolerated therapy. In July 2024, we decided to close the program because we determined that the benefit/risk profile, as well as the market opportunity, did not justify the significant investment required to continue the trial despite observing some clinical responses.

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

We paid $3.0 million upfront in cash to Sprint, which was recorded as research and development expenses as the technology does not have an alternative future use. As of September 30, 2024, we could be required to make milestone payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

In consideration for the rights granted under the MabCare License Agreement, we made an upfront payment of $55.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use. As of September 30, 2024, we could be required to make additional payments of $1,152.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

License agreement with Ipsen Pharma SAS

On July 23, 2024, we entered into the Ipsen License Agreement, pursuant to which, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services. Ipsen shall have the right to grant sublicenses to third-parties.

Under the terms of the Ipsen License Agreement, (i) Ipsen paid us an upfront license fee in the amount of $70.8 million and (ii) the Investor, a fully-owned United States affiliate of Ipsen, purchased 2,341,495 shares of our common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the VWAP of our common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between us and the Investor dated July 23, 2024.

As of September 30, 2024, we are also eligible to receive up to approximately $350.0 million in additional commercial launch and sales-based milestone payments, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

In addition, the Ipsen License Agreement provides that we will supply to Ipsen, and Ipsen will purchase from us, all required quantities of tovorafenib for all territories outside the United States in accordance with a supply agreement to be entered into by and between us and Ipsen, or the Ipsen Supply Agreement. We determined that the cost-plus rate charged for the supply of tovorafenib does not represent a material right. Ipsen has the right to request a manufacturing technology transfer of the then-current manufacturing process of tovorafenib under the Ipsen License Agreement, such consent shall not be unreasonably withheld, such that upon completion of the manufacturing technology transfer, Ipsen or a third-party would be solely responsible for the manufacture of tovorafenib for all territories outside the United States.

Following the two-year anniversary of July 23, 2024, the effective date of the Ipsen License Agreement, Ipsen may terminate the Ipsen License Agreement for convenience with six months’ prior written notice or for certain other specified reasons. We may terminate the Ipsen License Agreement if Ipsen or any of its affiliates challenge the validity of any patents controlled by us that are licensed under the Ipsen License Agreement. Both we and Ipsen may terminate the Ipsen License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the Ipsen License Agreement or (ii) the other party’s bankruptcy event.

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

License revenue

In July 2024, we entered into the Ipsen License Agreement, pursuant to which, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services. The transaction price of $73.5 million allocated to the licenses was recognized as revenue upon delivery of the licenses in the third quarter of 2024. The transaction price of $4.7 million allocated to the research and development services is being recognized over time as services are delivered.

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

We expense research and development expenses as incurred. We track external costs by program, which currently consist of expenses for our OJEMDA, pimasertib, DAY301, and VRK1 programs. We do not track indirect costs on a program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified.

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

Results of operations

Comparison of three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (unaudited):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue:
Product revenue, net	$20,070	$—	$20,070	*
License revenue	73,691	—	73,691	*
Total revenues	93,761	—	93,761	*
Cost and operating expenses:
Cost of product revenue	1,590	—	1,590	*
Research and development	33,563	33,163	400	1.2%
Selling, general and administrative	28,972	18,275	10,697	58.5%
Total cost and operating expenses	64,125	51,438	12,687	24.7%
Income (loss) from operations	29,636	(51,438)	81,074	(157.6)%
Non-operating income:
Investment income, net	5,322	5,291	31	0.6%
Other income (expense), net	1,197	(3)	1,200	*
Total non-operating income, net	6,519	5,288	1,231	23.3%
Income (loss) before income taxes	36,155	(46,150)	82,305	(178.3)%
Income tax benefit	882	—	882	*
Net income (loss)	$37,037	$(46,150)	$83,187	(180.3)%

* Amount and/or percentage not meaningful

Product revenue, net

For the three months ended September 30, 2024, we recorded net product revenue of $20.1 million from sales of OJEMDA in the United States.

License revenue

For the three months ended September 30, 2024, we recorded license revenue of $73.7 million from the transaction price related to the Ipsen License Agreement, of which $73.5 million related to the delivery of the licenses and $0.2 million the research and development services.

Cost of product revenue

For the three months ended September 30, 2024, we recorded cost of product revenue of $1.6 million related to sales of OJEMDA in the United States.

Research and development expenses

Research and development expenses increased $0.4 million, from $33.2 million for the three months ended September 30, 2023 to $33.6 million for the three months ended September 30, 2024. Third-party expenses increased by $1.5 million due primarily to an increase in clinical trial and manufacturing activities, personnel related expenses increased by $2.2 million driven by headcount growth, and other research and development costs decreased by $0.3 million. Additionally, during the three months ended September 30, 2024, there were no license agreement upfront payments made compared to the $3.0 million license agreement upfront payment made to Sprint during the three months ended September 30, 2023.

The following table summarizes our external and internal research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$19,405	$17,929
Sprint license agreement upfront payment	—	3,000
Other research and development costs	1,907	2,256
Internal costs:
Employee related expenses	12,251	9,978
Total research and development expenses	$33,563	$33,163
(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib, pimasertib, DAY301, and VRK1 programs were $16.6 million, $0.7 million, $0.6 million, and $1.5 million, respectively, for three months ended September 30, 2024 compared to $16.3 million, $1.0 million, $0.0 million, and $0.6 million, respectively, for the three months ended September 30, 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $10.7 million, from $18.3 million for the three months ended September 30, 2023 to $29.0 million for the three months ended September 30, 2024. The increase in selling, general and administrative expenses was primarily due to an increase of $6.1 million in personnel related expenses driven by headcount growth, an increase of $3.1 million in professional services driven by commercial launch activities, and an increase of $1.5 million in other selling, general and administrative costs.

Income tax benefit

Income tax benefit for the three months ended September 30, 2024, was $0.9 million resulting in an effective tax rate of (2.4)% driven by the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of our net deferred tax assets. We did not record an income tax provision for the three months ended September 30, 2023 as it generated tax losses during the period.

Comparison of nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (unaudited):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue:
Product revenue, net	$28,262	$—	$28,262	*
License revenue	73,691	—	73,691	*
Total revenues	101,953	—	101,953	*
Cost and operating expenses:
Cost of product revenue	2,297	—	2,297	*
Research and development	165,879	93,173	72,706	78.0%
Selling, general and administrative	85,715	53,374	32,341	60.6%
Total cost and operating expenses	253,891	146,547	107,344	73.2%
Loss from operations	(151,938)	(146,547)	(5,391)	3.7%
Non-operating income (expense):
Gain from sale of priority review voucher	108,000	—	108,000	*
Investment income, net	13,649	12,163	1,486	12.2%
Other income (expense), net	1,177	(22)	1,199	*
Total non-operating income, net	122,826	12,141	110,685	*
Loss before income taxes	(29,112)	(134,406)	105,294	(78.3)%
Income tax expense	(670)	—	(670)	*
Net Loss	$(29,782)	$(134,406)	$104,624	(77.8)%

* Amount and/or percentage not meaningful

Product revenue, net

For the nine months ended September 30, 2024, we recorded net product revenue of $28.3 million from sales of OJEMDA in the United States.

License revenue

For the nine months ended September 30, 2024, we recorded license revenue of $73.7 million from the transaction price related to the Ipsen License Agreement, of which $73.5 million related to the delivery of the licenses and $0.2 million the research and development services.

Cost of product revenue

For the nine months ended September 30, 2024, we recorded cost of product revenue of $2.3 million related to sales of OJEMDA in the United States. Prior to the FDA approval of OJEMDA, the majority of costs were expensed as research and development expense.

Research and development expenses

Research and development expenses increased $72.7 million, from $93.2 million for the nine months ended September 30, 2023 to $165.9 million for the nine months ended September 30, 2024. Third-party expenses increased by $8.1 million, due primarily to an increase in clinical trial, manufacturing, and other product development expenses, personnel related expenses increased by $6.7 million resulting from additional headcount and stock-based compensation, and other research and development expenses increased by $0.9 million. Milestone expense increased by $57.0 million due to a $55.0 million upfront fee related to the MabCare License Agreement and a $5.0 million amendment payment related to the Viracta License Agreement during the nine months ended September 30, 2024, which was offset by a $3.0 million upfront payment related to the Sprint License Agreement during the nine months ended September 30, 2023.

The following table summarizes our external and internal research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$61,497	$53,426
MabCare license agreement upfront payment	55,000	—
Viracta license agreement amendment payment	5,000	—
Sprint license agreement upfront payment	—	3,000
Other research and development costs	6,421	5,539
Internal costs:
Employee related expenses	37,961	31,208
Total research and development expenses	$165,879	$93,173
(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib, pimasertib, DAY301, and VRK1 programs were $52.7 million, $3.2 million, $0.6 million, and $5.0 million, respectively, for nine months ended September 30, 2024 compared to $50.0 million, $2.8 million, $0.0 million, and $0.6 million respectively, for the nine months ended September 30, 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $32.3 million, from $53.4 million for the nine months ended September 30, 2023 to $85.7 million for the nine months ended September 30, 2024. The increase in selling, general and administrative expenses was primarily due to an increase of $18.0 million in personnel related expenses driven by headcount growth, an increase of $9.9 million in professional services driven by commercial launch activities, and an increase of $4.4 million in other selling, general and administrative costs.

Gain from sale of priority review voucher

Gain from sale of priority review voucher for the nine months ended September 30, 2024 was $108.0 million related to the sale of our rare pediatric disease PRV, which was awarded to us in connection with the FDA’s approval of OJEMDA.

Income tax expense

Income tax expense for the nine months ended September 30, 2024, was $0.7 million resulting in an effective tax rate of (2.3)% driven by the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of our net deferred tax assets. The Company did not record an income tax provision for the nine months ended September 30, 2023 as it generated tax losses during the period.

Liquidity and Capital Resources

Sources of liquidity

In July 2024, we entered into a securities purchase agreement with certain institutional and accredited investors, or the Investors, pursuant to which we agreed to sell and issue to the Investors in a private placement, or the Private Placement, an aggregate of (i) 10,551,718 shares, or the Shares, of our common stock, par value $0.0001 per share, or the Common Stock, at a purchase price of $14.50 per share and (ii) 1,517,241 pre-funded warrants, or the Pre-Funded Warrants, to purchase up to an aggregate of 1,517,241 shares of Common Stock, or the Warrant Shares, at a purchase price of $14.4999 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.0001 per Warrant Share. The Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire. The Private Placement closed on August 1, 2024 and we received net proceeds of $166.5 million, after deducting underwriting discounts, commissions, and offering costs, of which $145.6 million was allocated to the Common Stock and $20.9 million was allocated to the Pre-Funded Warrants. The net proceeds were recorded as a component of additional paid-in capital.

In July 2024, we entered into the Ipsen License Agreement, pursuant to which, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services. Under the terms of the Ipsen License Agreement, (i) Ipsen paid us an upfront license fee in the amount of $70.8 million and (ii) the Investor, a fully-owned United States affiliate of Ipsen, purchased 2,341,495 shares of our Company’s common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the VWAP of our Company’s common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between we and the Investor dated July 23, 2024. We valued the shares at issuance at $32.6 million, concluding that our Company's common stock price as traded on The Nasdaq Stock Market LLC on the close date of the transaction approximated fair value, which was recorded as a component of additional paid-in capital.

In June 2023, we completed a follow-on offering and issued and sold 13,269,231 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 1,730,769 shares of common stock) at a price to the public of $13.00 per share for net proceeds of approximately $161.4 million, after deducting underwriting discounts, commissions, and offering costs.

We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of September 30, 2024.

As of September 30, 2024, we had an accumulated deficit of $488.4 million and $558.4 million in cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our capital requirements through at least twelve months after the date that this Quarterly Report is filed.

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

Leases

We have an operating lease obligation for office space. As of September 30, 2024, we had fixed lease payment obligations of approximately $0.3 million payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We have entered into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of September 30, 2024, there were no amounts accrued related to termination and cancellation charges as these are not probable.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(48,105)	$(105,481)
Net cash provided by investing activities	38,646	97,998
Cash provided by financing activities	201,440	163,400
Net increase in cash and cash equivalents	$191,981	$155,917

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $48.1 million, consisting of our net loss of $29.8 million, non-cash charges of $18.1 million and net changes in operating assets and liabilities of $0.3 million. Non-cash charges are primarily related to a gain from the sale of our rare pediatric disease PRV of $108.0 million and accretion of discounts on short-term investments of $3.6 million, which was partially offset by acquired in-process research and development assets of $55.0 million and share-based compensation expense of $37.2 million. Net changes in operating assets and liabilities are primarily related to an increase in accrued expenses and other current liabilities of $8.7 million, deferred revenue of $5.3 million, and accounts payable of $0.4 million, which was partially offset by an increase in accounts receivable of $9.5 million, inventory of $2.7 million, prepaid expenses and other current assets of $2.3 million, and a decrease in operating lease liability of $0.3 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was $105.5 million, consisting of our net loss of $134.4 million, non-cash charges of $23.3 million and net changes in operating assets and liabilities of $5.6 million. Non-cash charges are primarily related to share-based compensation expense of $28.5 million and $3.0 million for acquired in-process research and development assets, which was partially offset by accretion of discounts on short-term investments of $8.5 million. Net changes in operating assets and liabilities are primarily related to an increase in accrued expenses and other current liabilities of $4.7 million, an increase in accounts payable of $3.1 million, and a decrease in deposits and other long-term assets of $0.2 million, which were partially offset by an increase in prepaid expenses and other current assets of $2.1 million and a decrease in operating lease liabilities of $0.3 million

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was $38.6 million related to the proceeds from the maturity of short-term investments of $307.5 million, proceeds from the sales of short-term investments of $79.4 million, and from the sale of our rare pediatric disease PRV of $108.0 million, partially offset by the purchase of short-term investments of $383.4 million, acquisition of in-process research and development assets of $55.0 million, acquisition of intangible assets of $17.1 million, and purchase of property and equipment of $0.8 million.

Net cash provided by investing activities for the nine months ended September 30, 2023 was $98.0 million related to the proceeds from the maturity of short-term investments of $445.9 million, partially offset by the purchase of short-term investments of $344.7 million and $3.0 million for acquired in-process research and development assets.

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $201.4 million related to net proceeds from the issuance of common stock in connection with private placement of $178.2 million and issuance of prefunded warrants to purchase common stock of $20.9 million, and upon stock option exercises and purchases made under our 2021 Employee Stock Purchase Plan of $2.3 million.

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

Funding requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. As of September 30, 2024, we had $558.4 million in cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our capital requirements at least twelve months after the date that this Quarterly Report is filed.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, changing interest rates, potential instability in the global banking system, changes in the U.S. presidential administration, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto with respect to the federal budget, global regional conflicts, public health epidemics, or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

Critical accounting policies and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the Notes to our Condensed Financial Statements appearing within Item 2 of this Quarterly Report, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our condensed financial statements.

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

License revenue

We record license revenue related to the Ipsen License Agreement when Ipsen obtains control of the promised goods or services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

To determine the amount of license revenue to recognize under the arrangement, we are required to make judgments related to identifying the performance obligations, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each performance obligation and determining the period of time over which revenue should be recognized for each performance obligation. The significant estimates made in allocating the transaction price is the amount and timing of tovorafenib net product revenues in the long-range forecast. We base our estimates on the best information available at the time.

If we do not properly estimate the cash flows, actual revenues could differ from our estimates. To date, we have not experienced any material differences between estimated and actual cash flows. However, due to the nature of estimates, we cannot assure that we will not make changes to our estimates in the future as we become aware of additional information.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We will require additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations.
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
•
The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for DAY301, VRK1 or any future product candidates, on a timely basis or at all.
•
The manufacture of pharmaceutical products, including OJEMDA and our product candidates, including DAY301 and VRK1, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, our products for commercial sale.
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

Since our inception, we have focused substantially all of our efforts and financial resources on the clinical development of our product, OJEMDA, initially for relapsed or refractory pediatric low-grade gliomas, or pLGGs. Further, pursuant to a License Agreement with MabCare Therapeutics, or MabCare, entered into in June 2024, or the MabCare License Agreement, we have exclusive rights to develop, manufacture and commercialize DAY301, a novel ADC targeting PTK7, worldwide, excluding Greater China. To date, we have financed our operations primarily through the sale and issuance of redeemable convertible preferred shares, convertible notes, the completion of our initial public offering, or IPO, and follow-on public offerings of our common stock.

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

We have incurred significant net losses in each reporting period since our inception, have not generated substantial revenue from the sales of our product, OJEMDA, to date and have financed our operations principally through private placements of our redeemable convertible preferred shares, our convertible notes, the completion of our IPO and follow-on offerings of our common stock. For the nine months ended September 30, 2024 and 2023, we reported a net loss of $29.8 million and $134.4 million, respectively. We had an accumulated deficit of $488.4 million as of September 30, 2024. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib, DAY301 and VRK1 through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our product and product candidates, including our ongoing pivotal Phase 2 FIREFLY-1 trial for OJEMDA, our ongoing pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a potential front-line therapy in pLGG, our post-marketing commitments and requirements for OJEMDA, our Phase 1a/b trial of DAY301 targeting PTK7 and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In October 2023, the U.S. Food and Drug Administration, or FDA, accepted our New Drug Applications, or NDAs, and granted priority review for OJEMDA as a monotherapy in relapsed or refractory pLGG. On April 23, 2024, the FDA approved the NDAs for OJEMDA for use in the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. We will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of OJEMDA, or our product candidates, including DAY301 and VRK1, if marketing authorization is received. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

We are early in our development efforts and our product, tovorafenib, is currently in pivotal Phase 3 clinical trials. Our product candidates, DAY301 and VRK1, are in earlier stages of development and are not approved for sale in any jurisdiction. There can be no assurance that tovorafenib, DAY301, VRK1 or any future product candidates we develop, if any, will achieve success in their clinical trials or obtain marketing authorization.

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
•
receipt and related terms of marketing authorizations from applicable regulatory authorities for our product candidates such as DAY301 and VRK1, including potential restrictions or limitations on the conditions of use of our products;
•
whether our patents will be sufficient to prevent generic competition for OJEMDA after our orphan drug exclusivity expires;
•
the successful completion of any required or committed post-marketing studies and available funding to perform any such post-marketing requirements or post-marketing commitments;
•
raising additional funds necessary to complete clinical development and successful commercialization of OJEMDA and our product candidates, including DAY301 and VRK1;
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
•
addressing any delays in our ongoing and planned clinical trials resulting from factors related to any macroeconomic conditions, major natural disaster, public health epidemic or significant political event, including inflation, changes in interest rates, actual or perceived instability in the global banking system, changes in the U.S. presidential administration, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto and global regional conflicts, as well as any delays due to supply chain issues impacting the availability of certain standard-of-care chemotherapy drugs; and
•
maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, and if we cannot address any of them in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize OJEMDA and our product candidates, which would materially harm our business. It is also possible that not all of our product candidates, including DAY301 and VRK1, will obtain marketing authorization even if we expend substantial time and resources seeking such approval.

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
•
complete a successful Phase 1a/b trial of DAY301;
•
initiate and successfully complete all safety, pharmacokinetic and other studies required to obtain foreign marketing authorization for OJEMDA as a treatment for patients with pLGGs;
•
initiate and complete additional, successful late-stage clinical trials that meet their clinical endpoints;
•
obtain favorable results from our clinical trials and apply for and obtain marketing authorizations for DAY301 and VRK1 from applicable regulatory authorities, including NDAs from the FDA, and maintaining such approvals;
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
•
successfully commercialize OJEMDA, DAY301, VRK1 and any future product candidates we may develop, if approved, by building and maintaining a sales force and/or entering into collaborations with third parties;

•
satisfy any post-marketing requirements imposed by, or post-marketing commitments made to, applicable regulatory authorities, including for OJEMDA;
•
demonstrate an acceptable safety profile of our product and our product candidates, including OJEMDA, DAY301 and VRK1, and continue to maintain a continued acceptable safety profile following marketing authorization, if any;
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
•
achieve market acceptance of OJEMDA and our product candidates, including DAY301 and VRK1, if approved, with patients, the medical community and third-party payors, both in the United States and internationally; and
•
attract, hire and retain qualified personnel.

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

We will require additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we advance our product, OJEMDA, and product candidates, DAY301 and VRK1, and any future product candidates through clinical development. We expect increased expenses as we continue our research and development, initiate additional clinical trials, seek to expand our product pipeline, seek marketing authorization for our lead programs and future product candidates, if any, and invest in our organization. In addition, we expect to incur significant expenses related to the product manufacturing, marketing, sales and distribution of OJEMDA and, if we obtain marketing authorization, for our product candidates including DAY301 and VRK1. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company, such as acquiring and retaining experienced personnel, developing new information technology systems and other costs associated with being a public company. Also, we expect to experience ongoing and additional costs related to preparing and filing patent applications, maintaining our intellectual property and potentially expanding our office facilities. Accordingly, we will need to obtain additional funding in connection with our continuing operations.

We had $558.4 million in cash, cash equivalents and short-term investments as of September 30, 2024. Based on our cash, cash equivalents and short-term investments, as of September 30, 2024, we estimate that our current liquidity will be sufficient to satisfy our capital requirements at least twelve months after the date that this Quarterly Report is filed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
to the extent we pursue strategic collaborations, including collaborations to commercialize OJEMDA, DAY301, VRK1 or any of our future pipeline products and product candidates, if any, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses;
•
the cost associated with commercializing any approved products and product candidates, including establishing sales, marketing, market access and distribution capabilities;
•
the cost associated with completing any post-marketing studies or trials requested or required by the FDA or other regulatory authorities, including for OJEMDA;
•
the revenue, if any, received from commercial sales of OJEMDA, DAY301, VRK1 or any of our future product candidates, if approved, or any other future pipeline product candidates that receive marketing authorization;
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

We will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of September 30, 2024. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, actual or perceived instability in the global banking system, changes in the U.S. presidential administration, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, global regional conflicts, public health epidemics or otherwise.

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
•
ongoing shortages of chemotherapy standard of care, which may be used in the control arm of certain of our clinical trials, including FIREFLY-2 and our Phase 1a/b trial for DAY301;
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

Four MEK inhibitors have been approved by the FDA. Three have been approved for the treatment of tumors containing BRAF V600E or V600K mutations, including cobimetinib, marketed as Cotellic® by Genentech; trametinib, marketed as Mekinist® by Novartis; and binimetinib, marketed as Mektovi® by Pfizer. A fourth MEK inhibitor—selumetinib, marketed as Koselugo® by AstraZeneca—has been approved for the treatment of pediatric patients two years of age and older with neurofibromatosis type 1, or NF1, who have symptomatic, inoperable plexiform neurofibromas. A fifth MEK inhibitor – mirdametinib – is in development for patients with NF1 who have symptomatic, inoperable plexiform neurofibromas. An NDA for mirdametinib has been filed with the FDA and has received priority review with a PDUFA target action date of February 28, 2025. While MEK inhibitors as monotherapy have been shown to be active in BRAF altered pLGG (both BRAF V600E mutant pLGG and BRAF fusion-driven pLGG), no MEK inhibitors have been approved by the FDA as a monotherapy for the treatment of patients with pLGG.

There are a number of next-generation BRAF inhibitors in clinical development. BeiGene has two next-generation BRAF programs: Lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study as well as in combination studies with mirdametinib and panitumumab. Fore Biotherapeutics (formerly NovellusDx) is developing the RAF dimer breaker plixorafenib (formerly FORE8394 or PLX-8394) in a Phase 2 trial in combination with cobicistat in patients with cancers harboring BRAF aalterations. Black Diamond Therapeutics have the next-generation BRAF inhibitor BDTX-4933 in Phase 1 clinical trials in adult solid tumors (KRAS-mutant NSCLC and solid tumors with RAF/RAS-mutations). Jazz Pharmaceuticals and Redx have announced that the pan-RAF inhibitor JZP815 has entered clinical development in a Phase 1 trial. Erasca recently announced that it has entered into an exclusive worldwide license agreement with Novartis for naporafenib, a pan-RAF inhibitor with a potential first-in-class and best-in-class profile in NRAS mutant melanoma and other RAS/MAPK pathway-driven tumors. Naporafenib, in combination with trametinib, is being studied in a Phase 3 clinical trial in patients with NRAS-mutant melanoma. Nested Therapeutics has advanced NST-628, a pan-RAF/MEK “molecular glue” into a Phase 1 clinical trial.

With regard to the treatment of pLGG, some MEK inhibitors, some type I RAF inhibitors, and other targeted therapies have been studied, or are being studied, in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. The off-label use of these agents may represent competition for OJEMDA if it is approved and enters the market.

Pursuant to the MabCare License Agreement, we have the exclusive right to develop, manufacture and commercialize DAY301, a novel ADC targeting PTK7, worldwide, excluding Greater China. We expect the first patient to be dosed in the Phase 1a portion of the Phase 1a/b study for DAY301 in the fourth quarter of 2024 or first quarter of 2025. There are a few ADCs targeting PTK7 in development. In February 2024, Profound Bio dosed its first patient in a Phase 1/2 Clinical Trial of PRO1107. Profound Bio was acquired by Genmab A/S in May of 2024 and the program was renamed to GEN1107. Eli Lilly and Company anticipates an IND submission in 2025 for LY4175408.

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

Our potential commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than OJEMDA or our product candidates. Even if the product candidates we develop achieve marketing authorization, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate future revenue from the sale of the product candidates we may develop, if approved, could be adversely affected.

Safety risks or other side effects associated with OJEMDA, DAY301, VRK1 or any future products and product candidates we may develop could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the use of an approved product or result in significant negative consequences following marketing authorization, if any.

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

Additionally, patients treated with OJEMDA and our product candidates have undergone, or may also be undergoing, medical, surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to OJEMDA or our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons, which could impact development of OJEMDA, DAY301, VRK1 or our other product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of OJEMDA and our product candidates will be harmed and our ability to generate product revenues from such product or product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of any approved products or reduce the duration of time that physicians expect to use our product in particular patients. Any of these occurrences may significantly harm our business, prospects, financial condition and results of operations.

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

OJEMDA and our product candidates, including DAY301 and VRK1, may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success.

Our product, OJEMDA, and product candidates, including DAY301 and VRK1, if approved, may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

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

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our products, including OJEMDA, and our product candidates, including DAY301 and VRK1, should it receive marketing authorization, will depend substantially, both in the United States and internationally, on the extent to which the costs of such products and product candidates will be covered and reimbursed by third-party payors, as patients who are prescribed medicine for the treatment of their condition generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Further, coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize OJEMDA and product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain marketing authorization.

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

Risks Related to Government Regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for DAY301, VRK1 or any future product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to OJEMDA, DAY301 and VRK1, currently our only product and product candidates in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing authorization of drugs in the United States requires the submission of an NDA to the FDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. We are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product.

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

We have not yet obtained FDA approval for our product candidates, DAY301 and VRK1. While the FDA approved the NDAs for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation, there is no assurance that we will receive similar approval for OJEMDA from comparable regulatory authorities in foreign jurisdictions, which may limit our addressable market and could adversely affect our business, prospects, financial condition and results of operations.

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

We have obtained orphan drug designation in the United States and in the EU for use of tovorafenib in treating malignant glioma and glioma, respectively. We may seek orphan drug designation for tovorafenib in additional geographies or indications, or for DAY301, VRK1 or any product candidates we may develop in the future. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making available the drug for such disease or condition will be recovered from sales of the product in the United States.

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

Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, this decision may result in more companies bringing lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

We are developing our current product candidates in combination with one or more currently approved cancer therapies or therapies in development. Even if our current or future product candidates, including DAY301 and VRK1, receive marketing authorization or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of tovorafenib, DAY301, VRK1 and any preclinical studies and clinical trials of any future products and product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Since such third parties partially control the progress of these trials, they may also publish the data related to these trials prior to obtaining or without our approval for doing so. Specifically, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. For example, in addition to the Phase 1 clinical trial run by Dana Farber Cancer Institute in collaboration with PNOC, the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research, is developing a group-wide clinical trial of tovorafenib in relapsed Langerhans cell histiocytosis. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for products and product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products and product candidates produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing authorization process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing authorizations for OJEMDA, DAY301, VRK1 or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

The manufacture of pharmaceutical products, including OJEMDA and our product candidates including DAY301 and VRK1, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

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

We rely on a limited number of suppliers, some of whom are our sole source for certain materials, and some of whom are based in foreign jurisdictions. Our small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, including inflation and changes in interest rates, actual or perceived instability in the global banking system, changes in the U.S. presidential administration, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, natural disasters, fire, regional geopolitical conflicts, acts of terrorism, pandemics, or other catastrophic events. Further, in the case of materials for which we have a sole supplier, even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture OJEMDA and our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions, which may adversely affect our business and results of operations.

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

We have received a substantial portion of our revenue from a limited number of customers. For example, for the nine months ended September 30, 2024, three individual customers accounted for 100.0% of our total net product revenue, with these individual customers representing 66.6%, 27.0%, and 6.4% of total net product revenue. As of September 30, 2024, three customers accounted for 100.0% of the accounts receivable balance, with these individual customers representing 55.0%, 25.7%, and 19.3% of the accounts receivable balance.

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

We had 174 full-time employees as of September 30, 2024. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of OJEMDA, DAY301, VRK1 or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing authorization of DAY301, VRK1 or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize OJEMDA, DAY301, VRK1, our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The increase of “work from home” in recent years has generally increased the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the increase of remote work to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or inappropriate disclosure of confidential, sensitive or proprietary information, we could incur liability and reputational damage and the further development and commercialization of OJEMDA, DAY301, VRK1 or any future product candidates could be delayed. Any breach, loss or compromise of proprietary, sensitive or confidential information may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States. For example, the California Consumer Privacy Act of 2018, or the CCPA, as amended by the California Privacy Rights Act, or the CPRA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences.

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

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for OJEMDA, DAY301, VRK1 or any other product candidates could result in delays in our marketing authorization efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our clinical trial subjects or personnel, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

We have engaged in strategic transactions, for instance with affiliates of Takeda Pharmaceutical Company Limited, Viracta Therapeutics, Inc., Merck KGaA, Darmstadt, Germany, MabCare, and Ipsen, and from time to time, we may consider further strategic transactions, such as acquisitions of companies, businesses or assets and out-licensing or in-licensing of products, product candidates (such as DAY301 and VRK1) or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near term or long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

Although no third party has asserted a claim of patent infringement against us as of September 30, 2024, others may hold proprietary rights that could prevent OJEMDA or our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at OJEMDA or our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to OJEMDA or our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market OJEMDA or our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign OJEMDA, our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing OJEMDA or our product candidates and technology.

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

We now depend on, at least in part, Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Dana Farber Cancer Institute, Millennium Pharmaceuticals, Inc., Merck KGaA, Darmstadt, Germany, MabCare, and Ipsen and will continue to depend on Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Dana Farber Cancer Institute, Millennium Pharmaceuticals, Inc. and Merck KGaA, Darmstadt, Germany, MabCare, and Ipsen and on licenses and sublicenses from other third parties, as well as potentially on other strategic relationships with third parties, for the research, development, manufacturing and commercialization of OJEMDA and our current product candidates. If any of our licenses or relationships or any in-licenses on which our licenses are based are terminated or breached, we may:

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

OJEMDA and our current lead product candidates are protected by, among other intellectual property rights, patents and patent applications we co-own and exclusively in-license from Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.). OJEMDA and our current lead product candidates and pipeline and our anticipated near-term pipeline may include technologies licensed from other third parties, including, for example, Merck KGaA, Darmstadt, Germany. Further, pursuant to the MabCare License Agreement, we have the exclusive right to develop, manufacture and commercialize DAY301 worldwide, excluding Greater China.

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

In addition, the agreements under which we license intellectual property or technology from third parties, including our licenses with Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Dana Farber Cancer Institute, Millennium Pharmaceuticals, Inc., Merck KGaA, Darmstadt, Germany, MabCare, and Ipsen are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we license prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

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

Additionally, starting from June 1, 2023, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is limited precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the new unitary patent system.

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

Currently, our intellectual property protection includes patents and patent applications that we have in-licensed from, among others, Viracta Therapeutics, Inc., Takeda Pharmaceutical Company Limited, Merck KGaA, Darmstadt, Germany, MabCare, and Ipsen. Our exclusive and non-exclusive licenses may be subject to certain retained rights, which may adversely impact our competitive position. We do not control the prosecution and maintenance of several of the licensed patent portfolios; thus, we cannot assure you that the licensed patent families will be prepared, filed, prosecuted, or maintained in a manner consistent with the best interests of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Agreements.” Our licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to OJEMDA and our product candidates.

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
•
changes in general market and economic conditions, such as due to rising interest rates, inflation, actual or perceived instability in the global banking system, changes in the U.S. presidential administration, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, global regional conflicts and public health epidemics;
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
•
changes in accounting principles;
•
natural disasters and other calamities;
•
general economic, industry and market conditions, including inflation, actual or perceived instability in the global banking system and uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, changes in the U.S. presidential administration, many of which are beyond our control;
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

The holders of an aggregate of 100,810,357 shares of our outstanding common stock as of September 30, 2024 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of September 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 40.6% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date	Exhibit	Filed/Furnished Herewith

10.1†^	Exclusive License Agreement by and between Day One Biopharmaceuticals, Inc. and Ipsen Pharma SAS dated July 23, 2024.					X

10.2†^	Form of Securities Purchase Agreement	8-K	001-40431	July 30, 2024	10.1

10.3	Form of Pre-Funded Warrant	8-K	001-40431	July 30, 2024	4.1

10.4	Form of Registration Rights Agreement	8-K	001-40431	July 30, 2024	10.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: October 30, 2024	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President Principal Executive Officer

Date: October 30, 2024	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer