Form 10-K
period 2024-12-31
Day One Biopharmaceuticals, Inc.
filed 2025-02-25
CIK 1845337

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40431

DAY ONE BIOPHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	83-2415215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1800 Sierra Point Parkway, Suite 200 Brisbane, CA	94005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(650) 484-0899

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DAWN	Nasdaq Global Select Market

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

The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2024, was approximately $971.5 million.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2025 was 101,354,516.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of OJEMDATM (tovorafenib) and our product candidates, potential therapeutic benefits and economic value of OJEMDA and our product candidates, our ability to market and sell OJEMDA while maintaining full compliance with applicable federal and state laws, rules and regulations, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by products and product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the potential impact of global business or macroeconomic conditions, including as a result of inflation, changing interest rates, cybersecurity incidents, significant political, trade or regulatory developments and global regional conflicts on our operations and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and other similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

i

PART I

Item 1. Business.

Overview

Day One Biopharmaceuticals, Inc. is a commercial-stage company focused on advancing first- or best-in-class medicines for childhood and adult diseases with equal intensity. We were founded to address the lack of new therapies resulting from the traditional drug development model, which has left children with cancer and their families waiting too long for new treatments.

At Day One, we aim to identify and develop breakthrough medicines with the goal of improving the outcomes and life trajectories of patients of any age facing serious diseases — starting from Day One. Our “search & development” strategy enables us to find, acquire, and develop potential best-or first-in-class programs with the goal of introducing new medicines that will make a real difference in the treatment of children and adults.

Our first commercial product, tovorafenib, is an oral, brain-penetrant, highly selective type II rapidly accelerated fibrosarcoma, or RAF, kinase inhibitor. Tovorafenib was granted breakthrough therapy designation by the U.S. Food and Drug Administration, or the FDA, in August 2020 for the treatment of relapsed or refractory low-grade glioma, or pLGG, based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in patients with pLGG. Pediatric low-grade glioma is the most common brain tumor diagnosed in children. While new targeted therapeutic options have recently become available for patients with pLGG, there is no consensual standard of care and a vast majority of patients with pLGG do not yet have access to approved therapies. Tovorafenib received orphan drug designation for the treatment of malignant glioma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted rare pediatric disease designation to tovorafenib for treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration in July 2021.

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

•
A best ORR of 51% (95% CI: 40 - 63), which included 28% PRs and 11% MRs.
•
The ORR for OJEMDA was 52% among the 64 patients with BRAF fusions or rearrangements and 50% for the 12 patients with a BRAF V600 mutation.
•
The ORR was 49% among the 45 patients who had received a prior MAPK-targeted therapy, and 55% among the 31 patients who had not received a prior MAPK-targeted therapy.
•
As of the June 5, 2023 data cutoff, the median duration of response by RAPNO LGG was 13.8 months (95% CI: 11.3, not estimable). In addition, 66% of patients remained on study and continue on treatment as of the cutoff date.

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

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients ages 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia and Asia, with approximately 113 sites activated. In June 2024, we announced the following changes to our FIREFLY-2 trial: the primary endpoint of objective response rate will be assessed according to the RAPNO-LGG criteria, key secondary endpoints of progression free survival and duration of response will be assessed according to RAPNO-LGG criteria, new patients will be initiated on a starting dose of 380 mg/m2/dose once weekly, and the addition of a once-monthly carboplatin regime as a fourth standard of care option for arm 2. We expect to complete enrollment of FIREFLY-2 in the first half of 2026.

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

We are also eligible to receive up to approximately $330.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

In August 2023, we entered into a research collaboration and license agreement, or the Sprint License Agreement, with Sprint Bioscience AB, or Sprint, a Swedish corporation located in Huddinge, Sweden. Under the Sprint License Agreement, Sprint granted to us an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of an inhibitor targeting Vaccinia Related Kinase 1, or VRK1. VRK1 is a novel target involved in the regulation of cell division and DNA damage repair. Over-expression of VRK1 is linked to poor prognosis in a variety of adult and pediatric cancers, and VRK1 has been identified as a synthetic lethal target in tumors where expression of its paralog, VRK2, is lost. Silencing of VRK2 expression via promoter methylation has been noted in most high-grade gliomas and high-risk neuroblastomas, providing a concrete approach for selecting patients with tumors sensitive to VRK1 inhibition. Preclinical research activities to advance the VRK1 inhibitor program are ongoing.

In June 2024, we entered into a license agreement, or the MabCare License Agreement, with MabCare Therapeutics, or MabCare, a pharmaceutical corporation located in Shanghai, China. Under the MabCare License Agreement, MabCare granted to us an exclusive worldwide license, excluding Greater China, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for the Company to develop, manufacture and commercialize DAY301 (formerly MTX-13 or CB-002). DAY301 is a novel Antibody Drug Conjugate, or ADC, targeting protein-tyrosine kinase 7, or PTK7. In pre-clinical studies, DAY301 showed antitumor activity in a wide range of solid tumors. DAY301 targets PTK7, a highly-conserved, catalytically inactive transmembrane protein that is overexpressed in multiple adult cancers, including esophageal, ovarian, lung, and endometrial cancer, as well as pediatric cancers such as neuroblastoma, rhabdomyosarcoma and osteosarcoma. In

April 2024, the FDA cleared the investigational new drug application for DAY301. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial.

We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive rights to develop tovorafenib and VRK1 for all therapeutic areas worldwide and DAY301 for all therapeutic areas worldwide, excluding Greater China, subject to certain milestone and royalty payments. Further, we hold exclusive rights to commercialize tovorafenib in the United States subject to royalty payments. Pursuant to the Ipsen License Agreement, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib outside of the United States, in exchange for certain milestone and royalty payments.

We seek to identify, acquire and develop first- or best-in-class products and product candidates that target high-value oncogenic drivers in childhood and adult cancers with high unmet need. The following table summarizes our product and product candidate pipeline.

# Our pipeline

## Our goal is to take aim at the gaps that have left patients and their families behind.

| Product Candidate | Therapeutic Area | Preclinical | Phase 1 | Phase 2 | Phase 3/ Registrational | Approved | Recent & Anticipated Milestones |
|---|---|---|---|---|---|---|---|
| **Tovorafenib[3]**<br>Type II RAF Inhibitor<br><br>OJEMDA brand name in U.S.[1]<br><br>Ex-U.S. Rights:<br>IPSEN Innovation for patient care | BRAF-altered relapsed pLGG | **FIREFLY-1 (pivotal Phase 2)[2]** | | | | ojemda™ (tovorafenib) | **FDA accelerated approval**<br>April 2024<br><br>**Ex-U.S. license agreement**<br>July 2024 |
| | Front-line RAF-altered pLGG | **FIREFLY-2 (pivotal Phase 3)** | | | | | **Enrollment completion expected**<br>1H 2026 |
| **DAY301**<br>PTK7-Targeted ADC | Adult and pediatric solid tumors | | | | | | **First dose cohort cleared**<br>January 2025 |
| **VRK1 Program**<br>VRK1 Inhibitor | Adult and pediatric cancers | | | | | | **In-licensed**<br>August 2023 |

[1] OJEMDA has received accelerated approval by the U.S. Food and Drug Administration. [2] FIREFLY-1 is an open-label, pivotal Phase 2 trial. [3] Ex-U.S. license agreement with Ipsen to commercialize OJEMDA (tovorafenib) outside the U.S. DAY301 is a license agreement with MabCare Therapeutics for exclusive worldwide rights, excluding Greater China, for MTX-13/CB-002, a novel ADC targeting PTK7. VRK1 Program is a research collaboration and license agreement with Sprint Bioscience AB for exclusive worldwide rights to a research-stage program targeting VRK1. The safety and efficacy of investigational agents and/or investigational uses of approved products have not been established.

Day One BIOPHARMACEUTICALS

Our first commercial product, tovorafenib, is an oral, brain-penetrant, highly selective type II RAF kinase inhibitor that inhibits both monomeric and dimeric RAF kinase. Approved BRAF products such as vemurafenib and encorafenib are referred to as type I RAF inhibitors, which only inhibit RAF monomers and are therefore limited to use in BRAF V600-altered tumors. Unlike type I RAF inhibitors, tovorafenib has not been shown to cause paradoxical activation in RAF wild-type cells at clinically active doses – a phenomenon wherein undesired increases in MAPK signaling can lead to renewed tumor growth. Tovorafenib’s inhibition of both RAF monomers and dimers broadens its potential clinical application to treat an array of RAS- or RAF-altered solid tumors. Furthermore, studies have shown tovorafenib has higher brain penetration, distribution and exposure in comparison to other MAPK pathway inhibitors. Taken together, we believe that tovorafenib has the potential to be a high-impact targeted therapeutic in pLGG, where over half of pLGGs are driven by abnormal signaling due to RAF alterations.

This rationale served as the basis on which researchers at Dana-Farber Cancer Institute initiated the development of tovorafenib in pLGG. In a Phase 1 dose-escalation study, nine pediatric patients (<18 years of age) with relapsed pLGG were treated with tovorafenib. Of the eight patients with RAF fusions, two achieved a complete response by Response Assessment for Neuro-Oncology, or RANO, criteria, three had a partial response, two achieved prolonged stable disease, and one experienced progressive disease as assessed by an independent radiographic review. The median time to achieve a response was 10.5 weeks, which was a notable observation given pLGG is an indolent, slow-growing tumor. In addition to the rapid anti-tumor activity observed, tovorafenib was also well-tolerated, which is important for achieving and maintaining long-term, durable responses in these patients. Based on these results, tovorafenib has been granted breakthrough therapy designation by the FDA for the treatment of pediatric patients with pLGG harboring an activating RAF alteration who require systemic therapy and who have either progressed following prior treatment or who have no satisfactory alternative treatment options. Tovorafenib received orphan drug designation for the treatment of malignant glioma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted rare pediatric disease designation to tovorafenib for treatment of LGGs harboring an activating RAF alteration in July 2021. On April 23, 2024, we announced that the FDA approved OJEMDA for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. The indication was approved under accelerated approval based on response rate and duration of response. With the approval, we received a rare pediatric disease PRV from the FDA. We have commenced the commercial launch of OJEMDA in the United States. OJEMDA is the only systemic therapy for pLGG that offers once-weekly dosing, with or without food, as a tablet or oral suspension.

Our second product candidate, DAY301, is a PTK7 targeted ADC composed of a novel humanized anti-PTK7 immunoglobulin G1 monoclonal antibody, or mAb, (referred to as DAY301 mAb) conjugated with a topoisomerase I inhibitor (exatecan mesylate [exatecan]) via a highly stable and hydrophilic modified valine-alanine (VA) cleavable linker. DAY301 is intended for the treatment of patients with advanced solid tumors.

DAY301 demonstrated encouraging preclinical antitumor efficacy in relevant tumor models representing a wide range of solid tumors, including ovarian cancer, non-small cell lung cancer (“NSCLC”), triple-negative breast cancer (“TNBC”), small cell lung cancer (“SCLC”), esophageal squamous cell carcinoma (“ESCC”), cutaneous squamous cell carcinoma (“CSCC”), colorectal cancer, and esophageal adenocarcinoma. DAY301 was tolerated in non-human primate nonclinical toxicology studies with favorable pharmacokinetic (PK) and safety profiles. Collectively, DAY301 could potentially have a wide therapeutic window in clinical testing and therefore provide benefits for cancer patients with high unmet medical needs.

Our third program is aimed at discovery, optimization and development of an inhibitor against VRK1. VRK1 is a novel target involved in the regulation of cell division and DNA damage repair. Over-expression of VRK1 is linked to poor prognosis in a variety of adult and pediatric cancers, and VRK1 has been identified as a synthetic lethal target in tumors where expression of its paralog, VRK2, is lost. Silencing of VRK2 expression via promoter methylation has been noted in most high-grade gliomas and high-risk neuroblastomas, providing a concrete approach for selecting patients with tumors sensitive to VRK1 inhibition. Preclinical research activities to advance the VRK1 inhibitor program are ongoing.

Our Strategy

We have a mission-driven strategy to build a differentiated, global biopharmaceutical company through the identification, development and commercialization of targeted therapeutics for people of all ages with life-threatening diseases. The key elements of our strategy are to:

•
Establish a leadership position in targeted oncology therapeutics for patients of all ages through our unique expertise in pediatrics. We have built a targeted oncology company with differentiated business and clinical development capabilities. We leverage these capabilities to navigate the unique challenges and nuances of pediatric and adult drug development. We initially focused on pediatric patients as we believe this provides a favorable pathway to approval for tovorafenib. We have established trusted relationships within the pediatric and adult oncology community, and we seek their advice on aligning our clinical development plans with the needs of the patients and their families. We believe we are a leader in this development space and to further this position, we plan to continue to consult and strategically partner with biopharmaceutical companies, academic oncologists and scientists, and patient advocacy groups to identify areas of unmet need and then acquire high-impact assets to address underserved patients.
•
Advance our first commercial product candidate, tovorafenib, through clinical development towards full regulatory approval in pLGG. We demonstrated clinical proof-of-concept of tovorafenib in pediatric patients for cancers that harbor genetic alterations in RAF. Oral, once-weekly dosed tovorafenib was also well-tolerated in the Phase 1 trial in pLGG, which is important for achieving and maintaining long-term, durable responses in these patients. Further, tovorafenib received FDA breakthrough therapy designation for the treatment of pediatric patients with pLGG harboring an activating RAF alteration who require systemic therapy and who have either progressed following prior treatment or who have no satisfactory alternative treatment options. Tovorafenib also received orphan drug designation from the FDA for the treatment of malignant glioma. We conducted a pivotal Phase 2 FIREFLY-1 trial of tovorafenib as a monotherapy for pediatric patients with relapsed or refractory pLGG harboring an activating BRAF alteration. In April 2024, OJEMDA received accelerated approval from the FDA for the treatment of patients 6 months of age and older with relapsed or refractory pediatric LGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation based on the FDA’s evaluation of the data from FIREFLY-1 as pivotal study, and other supportive data. Results of this trial were presented in November 2023 at the Society for Neuro-Oncology meeting through two oral plenary presentations and in parallel through a publication in Nature Medicine. FIREFLY-2 is an ongoing Phase 3, randomized, multicenter study to evaluate the efficacy, safety, and tolerability of tovorafenib monotherapy versus standard of care chemotherapy. FIREFLY-2 is the confirmatory trial that will support the conversion of tovorafenib’s accelerated approval by the FDA into a full approval. Approximately 400 patients, less than 25 years of age with an activating RAF alteration pediatric LGG requiring first-line systemic therapy, will be randomized 1:1 to receive either tovorafenib (Arm 1) or an investigator choice of standard of care chemotherapy (Arm 2). The first patient was dosed in FIREFLY-2 in March 2023; we expect to complete enrollment of FIREFLY-2 in the first half of 2026.
•
Deploy our differentiated and proven business development expertise to further expand our targeted oncology pipeline for patients with large unmet medical needs. Our team has diverse backgrounds—from academia and drug research and development, to biopharmaceutical industry and business development experience. We have a proven track record of identifying and acquiring drug candidates and programs with potentially significant commercial opportunities, including successfully in-licensing our current drug candidates, tovorafenib from Takeda, DAY301 from MabCare and VRK1 from Sprint. We will continue to utilize our broad experience, as well as our network of trusted relationships, to source additional high-impact assets to further expand our targeted oncology pipeline.
•
Evaluate opportunities to accelerate development timelines and enhance the commercial potential of our programs in collaboration with third parties. We have entered, and may selectively in the future enter, into collaborations where we believe there is an opportunity to accelerate the development and commercialization of our products and product candidates—for example, in July 2024 we entered into the Ipsen License Agreement, pursuant to which we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States. We intend to commercialize our product candidates in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.

Our Approach: Focused on Advancing First- or Best-in-Class Medicines for People of All Ages with Life-Threatening Diseases

Our company is focused on prioritizing the clinical development of novel targeted therapeutics in children and adults with equal intensity. Historically, most pharmaceutical companies focused discovery and development efforts for new cancer therapies on adult tumor types. An analysis of agents for which the first-in-adult trial, or FHCT, began between 2006 to 2011 found that of the 185 drugs relevant to the pediatric population, only about a one third were evaluated in the pediatric population, of which 30 ultimately received FDA approval (29 were adult only indications; only one received a pediatric indication within nine years of following evaluation in adults). This analysis found a median lag between FHCT and first-in-child trial, or FCCT, for agents that received FDA approval of 5.6 years. In October 2023, the World Health Organization published an analysis spanning 15 years from 2007 to 2022 concluding that of 440 agents used in 2,519 cancer treatment trials worldwide, approximately 41% have also been approved for use in children. Furthermore, only five have been approved for use exclusively in children. The median time between adult and pediatric approvals in this analysis was approximately three years.

We believe that now is the right time to revisit and correct historic assumptions about pediatric oncology drug development. In doing so, we believe there are unique advantages to developing new oncology products and product candidates in pediatric patients, in parallel with, or even in advance of, adult indications:

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
•
Ability to efficiently advance clinical development. Recently, global regulatory authorities have established paths for accelerated feedback on the design and execution of clinical trials in pediatrics. As part of the FDA Reauthorization Act, 205 relevant molecular targets were identified for pediatric cancers. In addition, new tumor-specific pediatric oncology consortia and cooperative groups have been established, allowing industry to sponsor pediatric clinical trials in the same manner as adult clinical trials. Further, the potential to achieve proof-of-concept and regulatory approval can be obtained with relatively smaller-sized clinical trials with clear endpoints.
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

Our Product Candidates

We seek to identify, acquire and develop products and product candidates that target high-value oncogenic drivers in cancers with high unmet need. Although our clinical development begins by leveraging our unique expertise in the pediatric oncology setting, we are committed to advancing targeted therapies for adult cancer patients with equivalent intensity. The following table summarizes our product and product candidate pipeline.

Tovorafenib

Our first commercial product, tovorafenib, is an oral, brain-penetrant, highly selective type II RAF kinase inhibitor. Tovorafenib has been studied in over 325 patients, and as a monotherapy demonstrated good tolerability and encouraging anti-tumor activity in pediatric and adult populations with specific MAPK pathway-alterations. We have now fully enrolled a pivotal Phase 2 FIREFLY-1 trial of tovorafenib as a monotherapy for patients with pLGG, the most common brain tumor diagnosed in children, for which there are no approved therapies and no recognized standard of care for the majority of patients. The FIREFLY-1 trial has also been expanded to: (a) include two additional study arms to enable expanded access for eligible patients now that the primary cohort has completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib in patients aged six months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion. We reported data from the registrational arm of the Phase 2 FIREFLY-1 trial at the American Society of Clinical Oncology annual meeting in June 2023 and selected analysis at the annual meeting of the Society of Neuro-Oncology in November 2023. In April 2024, the FDA approved OJEMDA™ (tovorafenib) for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation.

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients aged 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia and Asia, with approximately 113 sites activated. We expect to complete enrollment of FIREFLY-2 in the first half of 2026.

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

Most patients with pLGG requiring initial systemic therapy are treated with combination chemotherapy such as carboplatin and vincristine or, in certain countries, vinblastine or carboplatin as single-agents. Results from the largest randomized Phase 3 study for children with newly diagnosed pLGG showed a 5-year event-free survival of 47% for vincristine/carboplatin. Outcomes for a subgroup of patients with pLGG not associated with neurofibromatosis, which included those with BRAF alterations, were inferior, showing a 5-year event-free survival of 39%. Of note, the overall response rate to chemotherapy in newly diagnosed patients with pLGG was 30%-35%. In addition to chemotherapy’s efficacy limitations, treatment-related morbidity was significant, with more than 95% of patients having experienced at least one Grade 3 or Grade 4 adverse event. A number of therapies targeting pathway have been assessed in tumor types harboring molecular alteration on the MAPK pathway, including BRAF and MEK, as further discussed below. While some of these agents have been approved for the treatment of tumors harboring BRAF V600 mutation including in children with pLGG, there is no consensual standard-of-care therapy for patients whose tumors progress following the failure of these chemotherapy regiment or targeted therapies.

Because many pLGGs undergo senescence when patient ages reach their 20s, the goal of therapy is to maximize tumor control while minimizing treatment-associated toxicities from surgery, chemotherapy, and radiation. As a result, a large number of patients with pLGG will undergo multiple lines of systemic therapy over the course of their disease.

Based on incidence results published in academic journals, we estimate that approximately 1,100 patients under the age of 25 are newly diagnosed with BRAF-altered pLGG every year. We partnered with an epidemiology firm to perform SEER and CBTRUS registry analysis that estimates the prevalence, as of January 1, 2017, in the United States for BRAF-altered patients with pLGG under the age of 25 to be 26,000. The estimated addressable pool of recurrent, progressive, or refractory patients with pLGG for tovorafenib is approximately between 2,000 to 3,000 per year at steady state.

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

As shown in Figure 4 below, the Phase 1 trial, which initially started in February 2018, was designed to determine maximum tolerated dose, or MTD, in pediatric patients. Part A of this trial was an initial dose-escalation of tovorafenib as monotherapy that utilized a 3+3 design. The starting dose of 280 mg/m2 was 80% of the adult recommended phase 2 dose, or RP2D, of 600 mg orally once weekly, adjusted for body surface area. Patients enrolled in this trial were treated for a period of up to two years. The trial was amended in December 2019 to continue dose escalation, using an adaptive design, until either dose limiting toxicities, or DLTs, or the MTD was observed.

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

Overall, data from the now-completed Part A, where the patients received up to two years of continuous treatment, supported by data from Part B, indicate that the tolerability profile of tovorafenib at 420mg/m2 supported the potential for chronic long-term usage of tovorafenib.

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

Clinical development plan for pLGG

We have completed enrollment of a pivotal Phase 2 FIREFLY-1 trial of tovorafenib in pediatric patients aged six months to 25 years with relapsed or refractory pLGGs harboring an activating BRAF alteration, such as a KIAA1549-BRAF fusion or a BRAF activating mutation, such as V600E. This is an open-label, global registrational, single-arm trial of oral tovorafenib administered once weekly at a dose of 420 mg/m2. Patients are allowed to continue on tovorafenib until radiographic evidence of disease progression by RANO criteria as determined by treating investigator, unacceptable toxicity, patient withdrawal of consent, or death. The first patient was dosed in FIREFLY-1 in May 2021 and we completed enrollment in the registrational arm in May 2022. The FIREFLY-1 trial was also expanded to: (a) include two additional study arms to enable expanded access for eligible patients now that the primary cohort has completed enrollment, and (b) evaluate the preliminary efficacy of tovorafenib in patients aged six months to 25 years with a relapsed or progressive extracranial solid tumor with an activating RAF fusion. This trial generated a dataset that, in combination with the existing safety database, served as the basis for regulatory approval. The primary endpoint was overall response rate, defined as the proportion of patients with best overall confirmed response rate (complete response and partial response based on the RANO criteria), as determined by independent review. Secondary and exploratory endpoints include the overall response rate based on RAPNO and volumetric analyses, event free survival, safety, functional outcomes, and quality of life measures. In April 2024, evaluation of the data from FIREFLY-1 by FDA resulted in accelerated approval of tovorafenib in the United States for the treatment of patients 6 months of age and older with relapsed or refractory pediatric LGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. In July 2024, we entered into the Ipsen License Agreement, pursuant to which, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services.

Figure 5. Design of the Phase 2 trial of tovorafenib in pLGG.

Tovorafenib is currently dosed as immediate-release tablets. We have developed a pediatric formulation suitable for oral dosing of children as young as six months of age and have dosed patients with this pediatric formulation in our pivotal Phase 2 FIREFLY-1 trial.

Comprehensive genomic profiling of newly diagnosed or recurrent/progressive pLGG is standard practice within pediatric neuro-oncology programs across the United States, either utilizing CLIA/College of American Pathologists, or CAP, accredited hospital laboratories or third-party commercial vendors. In addition, the 2021 revision of the WHO Classification of Tumors of the Central Nervous System now includes assessment of BRAF mutation or fusion status as part of the diagnosis of LGGs. As a result, we expect that the vast majority of both patients with newly diagnosed and relapsed pLGG harboring a BRAF alteration will be identified. The technology platforms and solutions for the identification of the BRAF V600E mutation and BRAF wild-type fusions currently in use by individual investigators will be used to meet the clinical trial enrollment criteria, while we continue to work with regulatory authorities to ensure that any requirement for a companion diagnostic assay or device are met, for which we have entered into a collaboration with Foundation Medicine, Inc. to develop. In January 2025, the FDA approved FoundationOne CDx to be used as a companion diagnostic for OJEMDA.

We have initiated a pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a front-line therapy in pLGG. The first patient was dosed in March 2023. We believe that treating patients before they have undergone multiple rounds of toxic chemotherapy has the potential to both improve the efficacy of tovorafenib and reduce the overall burden of therapy and associated toxicities associated with the use of currently-employed cytotoxic agents. We expect to complete enrollment of FIREFLY-2 in the first half of 2026.

Figure 6. Design of the Phase 3 trial of tovorafenib in pLGG.

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

Investigator-initiated trials of tovorafenib

We intend to leverage our relationships with academic investigators and pediatric oncology cooperative groups and consortia to explore the potential for tovorafenib in other rare pediatric tumor types. The following investigator-sponsored trials are currently open to enrollment as of January 2025:

A Phase 2 trial in relapsed Langerhans cell histiocytosis was initiated in March 2022 by the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research. This study is part of a Written Request issued by the FDA, and is planned as a single-arm non-randomized trial which has an estimated enrollment of 56 participants, who will be administered tovorafenib to determine overall response rate for children and young adults with recurrent or progressive Langerhans cell histiocytosis.

A second Phase 2 trial in craniopharyngioma was initiated in July 2022 by the Pacific Pediatric Neuro-Oncology Consortium. This study was originally designed as a randomized multi-arm trial, where patients would be administered nivolumab and tovorafenib in combination with nivolumab to assess the tolerability and efficacy of combination therapy with PD-1 (nivolumab) and pan-RAF-kinase (tovorafenib) inhibition for the treatment of children and young adults with craniopharyngioma, however, the study was amended in January 2025 as a single-arm study of tovorafenib only with an estimated enrollment of 57 patients.

A Phase 1/2 study of tovorafenib in combination with vinblastine was initiated in 2024 by the Hospital for Sick Kids in Toronto, Canada, in collaboration with the C17 Council, in patients with relapsed/refractory pediatric low-grade glioma. The study is anticipated to enroll approximately 55 patients.

DAY301

Our second product candidate, DAY301, is a PTK7-targeted ADC composed of a novel humanized anti-PTK7 immunoglobulin G1 monoclonal antibody, or mAb, (referred to as DAY301 mAb) conjugated with a topoisomerase I inhibitor (exatecan mesylate [exatecan]) via a highly stable and hydrophilic modified valine-alanine (VA) cleavable linker. DAY301 is intended for the treatment of patients with advanced solid tumors.

DAY301 targets PTK7, a highly-conserved, catalytically inactive transmembrane protein that is overexpressed in multiple adult cancers. DAY301 demonstrated encouraging preclinical antitumor efficacy in relevant tumor models representing a wide range of solid tumors, including ovarian cancer, NSCLC, TNBC, SCLC, ESCC, CSCC, colorectal cancer, and esophageal adenocarcinoma. DAY301 was tolerated in non-human primate nonclinical toxicology studies with favorable pharmacokinetic and safety profiles. Collectively, the data suggest that DAY301 could potentially have a wide therapeutic window in clinical testing and therefore provide benefits for cancer patients with high unmet medical needs.

Clinical development plan

We have initiated a Phase 1a/b dose-escalation and cohort expansion study to evaluate the safety and tolerability of DAY301 in patients with tumor types known to have high PTK7 expression. The objective of the Phase 1a study is to identify two recommended dose levels for further evaluation based on safety and anti-tumor activity. Once the two recommended doses are established, a minimum of two cohorts of patients selected based on PTK7 expression clinical trial assay will be enrolled in the Phase 1b dose expansion and optimization portion of this trial. The objective of the Phase 1b study is to define an optimized dose and to define clinical activity in one or more histologically defined tumor types for a potential single-arm registrational trial for accelerated approval or randomized trial. The primary endpoint for the Phase 1a/b study is safety. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial.

Figure 7. Design of the Phase 1a and Phase 1b trials of DAY301.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for commercial manufacturing. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational product candidates, as well as our commercial products. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

To date, for tovorafenib, we have contracted to obtain active pharmaceutical ingredients, or API, drug product, and packaging services for our product candidates from STA Pharmaceutical Hong Kong Limited, Quotient Sciences – Philadelphia, LLC, Experic, LLC and Sharp Packaging Services, LLC, respectively, upon whom we currently rely as single-source contract manufacturing organizations, or CMOs. We have agreements under which third-party CMOs will generally provide us with necessary quantities of API, drug product and packaged product on an order by order basis, based on our development needs. For commercial supply of tovorafenib, we have negotiated supply agreements to meet the anticipated commercial demand of the product. As we advance our product candidates through development, we will explore adding backup suppliers for the API, drug product, packaging and formulation for each of our product candidates to protect against any potential supply disruptions.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop.

Commercialization

In order to deliver the best outcomes for patients of all ages, we aim to identify and develop first-in-class or best-in-class medicines for childhood and adult diseases with equal intensity. To deliver these medicines to prescribers and patients, we have spent years taking a measured approach to building our commercial capabilities in the United States in preparation for the launch of our first product, OJEMDA. Our commercial team consists of experts in access and distribution, marketing and sales. Our access team engages with managed care, government payers, hospital systems, specialty distributors and specialty pharmacies to ensure the effective distribution and coverage for our product. The marketing team sets the strategy for the brand and delivers the materials needed to engage physicians and patients and provide information about our product. In the United States, pLGG is treated by a focused group of specialists, which has enabled us to build a very efficient sales organization with 18 representatives calling on the approximately 200 accounts that treat over 90% of pLGG patients.

Outside of the United States, we have entered into a collaboration agreement with Ipsen to distribute and commercialize OJEMDA, leveraging a company with established teams and deep expertise in these markets instead of building these capabilities internally. For future molecules, each molecule will be individually assessed to determine our strategy in key markets.

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

Five MEK inhibitors have been approved by the FDA. Three have been approved for the treatment of tumors containing BRAF V600E or V600K mutations, including cobimetinib, marketed as Cotellic® by Genentech; trametinib, marketed as Mekinist® by Novartis; and binimetinib, marketed as Mektovi® by Pfizer. Two have been approved for the treatment of pediatric patients, 2 years of age and older, with neurofibromatosis type 1, or NF1, who have symptomatic plexiform neurofibromas not amenable to complete resection, including selumetinib, marketed as Koselugo® by AstraZeneca and mirdametinib, marketed as Gomekli® by SpringWorks.

There are a number of next-generation BRAF inhibitors in clinical development. BeiGene has two next-generation BRAF programs: Lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study as well as in combination studies with mirdametinib and panitumumab. Fore Biotherapeutics (formerly NovellusDx) is developing the RAF dimer breaker plixorafenib (formerly FORE8394 or PLX-8394) in a Phase 2 trial in combination with cobicistat in patients with cancers harboring BRAF alterations. Black Diamond Therapeutics have the next-generation BRAF inhibitor BDTX-4933 in Phase 1 clinical trials in adult solid tumors (KRAS-mutant NSCLC and solid tumors with RAF/RAS-mutations). Jazz Pharmaceuticals and Redx have announced that the pan-RAF inhibitor JZP815 has entered clinical development in a Phase 1 trial. Erasca recently announced that it has entered into an exclusive worldwide license agreement with Novartis for naporafenib, a pan-RAF inhibitor with a potential first-in-class and best-in-class profile in NRAS mutant melanoma and other RAS/MAPK pathway-driven tumors. Naporafenib, in combination with trametinib, is being studied in a Phase 3 clinical trial in patients with NRAS-mutant melanoma. Nested Therapeutics has advanced NST-628, a pan-RAF/MEK “molecular glue” into a Phase 1 clinical trial. Pfizer’s PF-07799933 (ARRY-440) is a brain-penetrant BRAF-selective monomer/dimer inhibitor that spares ARAF and CRAF, that is currently being evaluated in a phase 1 trial in adults with solid tumors.

With regard to the treatment of pLGG, dabrafenib, in combination with trametinib, has been evaluated in a Novartis-sponsored randomized Phase 2 clinical trial in newly diagnosed patients with BRAF V600 mutant pLGG. Novartis received full approval of the dabrafenib-trametinib combination in that indication in March 2023.

Further, some MEK inhibitors and some type I RAF inhibitors and other targeted therapies are being studied in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. These agents may represent competition for OJEMDA when it enters the market.

Pursuant to the MabCare License Agreement, we have the exclusive right to develop, manufacture and commercialize DAY301, a novel ADC targeting PTK7, worldwide, excluding Greater China. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial. There are a few ADCs targeting PTK7 in development. In February 2024, Profound Bio dosed its first patient in a Phase 1/2 Clinical Trial of PRO1107, a PTK7-targetted ADC with an auristatin payload. Profound Bio was acquired by Genmab A/S in May of 2024 and the program was renamed to GEN1107. Eli Lilly and Company anticipates an IND submission in 2025 for LY4175408, a PTK-7 targeted ADC with an exatecan payload.

Significant Agreements

Takeda asset purchase agreement

On December 16, 2019, our subsidiary entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Effective December 31, 2021, the subsidiary was merged with and into our company, with our company being the surviving corporation and assuming the subsidiary’s obligations under the Takeda Asset Agreement. Pursuant to the Takeda Asset Agreement, we purchased certain technology rights and know-how related to TAK-580 (which is now OJEMDA) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. Takeda also assigned us its exclusive license agreement, or the Viracta License Agreement, with Viracta. Takeda also granted us a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. We also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by us in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of conversion of the company from an LLC to a corporation in connection with the Millennium Stock Exchange Agreement.

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

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, we made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of our Series A redeemable convertible preferred stock in our subsidiary in December 2019. Based on the terms of the Millennium Stock Exchange Agreement, Takeda exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of our subsidiary for 6,470,382 shares of our common stock upon the effectiveness of the conversion of the company from an LLC to a corporation, on May 26, 2021.

License agreement with Viracta

On December 16, 2019, our subsidiary amended and restated the Viracta License Agreement that was assigned pursuant to the Takeda Asset Agreement. Effective December 31, 2021, our subsidiary was merged with and into our company, with our company being the surviving corporation and assuming our subsidiary’s obligations under Viracta License Agreement. Under the Viracta License Agreement, we received a worldwide exclusive license under specified patent rights and know-how to develop, use, manufacture, and commercialize products containing compounds binding the RAF protein family. We paid $2.0 million upfront in cash to Viracta.

The term of the Viracta License Agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of our obligation to pay royalties to Viracta with respect to such product in such country. We have the right to terminate the Viracta License Agreement with respect to any or all of the licensed products at will upon a specified notice period.

On March 4, 2024, we entered into an amendment to the Viracta License Agreement. As part of the amendment, we made a one-time payment in March 2024 to Viracta of $5.0 million in exchange for reduced future payment obligations related to the future sale or use of the rare pediatric disease PRV received.

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

On December 3, 2024, Viracta assigned the Viracta License Agreement to XOMA (US) LLC, or XOMA, pursuant to a Royalty Purchase Agreement dated March 22, 2021, between Viracta and XOMA, whereby Viracta sold its right, title, and interest in and to the Viracta License Agreement to XOMA. We have agreed to the assignment and novation of the Viracta License Agreement to XOMA as successor party, now XOMA License Agreement. No material terms of the XOMA License Agreement have been amended or modified in relation to the same.

As of December 31, 2024, we could be required to make additional milestone payments of up to $40.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications. Commencing with the first commercial sale of OJEMDA in a country, we are obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by us covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, we made an upfront payment of $8.0 million. As of December 31, 2024, we could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any.

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

Research collaboration and license agreement with Sprint Bioscience AB

On August 15, 2023, we entered into the Sprint License Agreement. Under the Sprint License Agreement, Sprint granted to us an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of an inhibitor targeting VRK1.

The term of the Sprint License Agreement will expire on a licensed product and country basis upon the expiration of the royalty term with respect to such licensed product and such country, unless terminated earlier. We have the right to terminate the Sprint License Agreement in its entirety, or on a licensed product-by-licensed product basis, at will upon a specified notice period.

We paid $3.0 million upfront in cash to Sprint. As of December 31, 2024, we could be required to make milestone payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any.

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

The term of the MabCare License Agreement will expire in its entirety upon the expiration of the last to expire royalty term with respect to all licensed products in our territory, unless terminated earlier. Following the expiration of the royalty term for a licensed product in a country, the license granted to us shall become non-exclusive, fully paid-up, royalty-free, perpetual, and irrevocable for such licensed product in such country. Upon the expiration of the term, the license granted to us shall become non-exclusive, transferable, sublicensable, fully paid, royalty free, perpetual, and irrevocable in its entirety.

In consideration for the rights granted under the MabCare License Agreement, we made an upfront payment of $55.0 million. As of December 31, 2024, we could be required to make additional payments of $1,152.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China.

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

As of December 31, 2024, we are also eligible to receive up to approximately $330.0 million based on exchange rates as of the reporting date in additional commercial launch and sales-based milestone payments, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

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

As of January 1, 2025, we owned or co-owned a patent portfolio consisting of eleven patent families, non-exclusively in-licensed one patent family from Takeda Pharmaceutical Company Limited, exclusively in-licensed one patent family from MabCare Therapeutics and non-exclusively in-licensed three patent families from MabCare Therapeutics. Our owned or co-owned patent families include patent families that cover compositions of matter, pharmaceutical compositions, methods of synthesis, synthetic intermediates, methods of treatment and combination therapies related to tovorafenib. Certain patents and patent applications of our owned or co-owned patent portfolio have been out-licensed to Ipsen Pharma SAS, on an exclusive basis, with the right to commercialize tovorafenib in all territories outside the United States (see License agreement with Ipsen Pharma SAS, herein). The non-exclusively in-licensed patent family from Takeda Pharmaceutical Company Limited covers a catalyst that may be used in a preparation of our product candidate tovorafenib. The patent families in-licensed from MabCare Therapeutics cover the composition of matter, linker, and methods for use of our product candidate, DAY301. Patent terms for our owned, co-owned or licensed patents discussed herein exclude any patent term extension that may be awarded.

Our owned or co-owned patent portfolio, as of January 1, 2025, includes a co-owned patent family that is directed to the compositions of matter and methods of use of tovorafenib with four issued U.S. patents and multiple foreign patents and applications including granted patents in Germany, France, United Kingdom, Belgium, Switzerland, Denmark, Spain, Ireland, Italy, Netherlands, Australia, Brazil, Canada, China, India, Japan, Korea, Mexico, Russia, Singapore, South Africa, Taiwan, and Hong Kong, which are expected to expire between 2028 and 2031.

Our owned or co-owned patent portfolio includes a patent family that is directed to pharmaceutical formulations of tovorafenib with an issued U.S. patent and multiple foreign patents and applications including granted patents in Germany, France, United Kingdom, Belgium, Brazil, Canada, Switzerland, Spain, India, Ireland, Italy, Luxembourg, Monaco, Japan, and China, which are expected to expire in 2035. Our owned or co-owned patent portfolio includes an additional pharmaceutical formulation patent family that is directed to formulations of tovorafenib including pending applications in the United States, Europe, China, Hong Kong, and Japan that, if issued, are expected to expire in 2040. Our owned or co-owned patent portfolio includes a patent family directed to additional formulations of tovorafenib with pending applications in the United States, Australia, Brazil, Canada, China, Europe, Israel, Japan, Korea, Kuwait, Mexico, Russia, Saudi Arabia, and the United Arab Emirates, that, if issued, are expected to expire in 2043. Our owned or co-owned patent portfolio also includes a patent family directed to methods of synthesizing tovorafenib including two issued U.S. patents, and granted patents in Australia, Eurasia, Europe, Spain, United Kingdom,,Israel, Japan, India, China, Hong Kong, Singapore, and Mexico which are expected to expire in 2038 as well as pending applications in China, Brazil, Korea, Europe, Canada, Hong Kong, and Singapore that, if issued, are expected to expire in 2038. Our owned or co-owned patent portfolio further includes a patent family directed to methods of treating cancer using tovorafenib in combination with docetaxel with multiple foreign patents including granted patents in China, Germany, France, United Kingdom, Belgium, Switzerland, Spain, Ireland, Italy, Luxembourg, and Monaco that are expected to expire in 2035. Our owned or co-owned patent portfolio includes a patent family directed to methods of treating pLGG including pending applications in the United States, Singapore, Mexico, Korea, Japan, Hong Kong, Europe, China, Canada, and Australia that, if issued, are expected to expire in 2041. Our owned or co-owned patent portfolio includes a patent family directed to methods of treating cancer using tovorafenib in combination with a MEK inhibitor including pending applications in the United States, South Africa, Singapore, New Zealand, Mexico, Korea, Japan, Israel, Europe, China, Canada, Brazil, and Australia that, if issued, are expected to expire in 2042. Our owned or co-owned patent portfolio includes a patent family directed to methods of selecting patients for treatment with tovorafenib with pending applications in the United States and Europe, that, if issued, are expected to expire in 2042. Our owned or co-owned patent portfolio includes a patent family with one U.S. provisional application directed to methods of treatment with a MEK inhibitor that, if converted to a non-provisional application and issued, is expected to expire in 2045. Our owned or co-owned patent portfolio further includes an additional patent family with a pending PCT application directed to methods of treating pLGG that, if nationalized and issued, is expected to expire in 2044.

Our patent portfolio, as of January 1, 2025, includes patent families in-licensed from Mabcare Therapeutics that cover composition of matter, methods of use, and synthetic intermediates of DAY301. One patent family includes a pending PCT and pending Taiwanese application directed to the composition of matter and use of DAY301, that if nationalized and issued, is expected to expire in 2044. The MabCare in-licensed portfolio also includes three patent families directed to an ADC linker used in DAY301 and includes pending applications in U.S. and foreign jurisdictions that, if issued, are expected to expire in 2042. Details of the terms of the license agreement with Mabcare Therapeutics are discussed under the heading License agreement with MabCare Therapeutics herein.

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

Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our future drug candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, if available. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and, if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors–Risks Related to Our Intellectual Property.”

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

In addition to patent protection, we also rely on trade secrets, know-how, trademarks, other proprietary information and continuing technological innovation to develop and maintain our competitive position. Our trademark portfolio currently contains applications and/or registrations for Day One and Day One Biopharmaceuticals in the United States as well as applications for OJEMDA, the marketing name for tovorafenib, in the United States, Canada, the European Union, Iceland, Liechtenstein, Norway, Switzerland and the United Kingdom. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

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

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. The FDA holds broad discretion under the FDCA and other statutes to interpret the conditions and evidence necessary for timely approval of our drugs. Satisfaction of FDA pre-approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical study subjects. Imposition of a clinical hold may be full or partial. The study protocol and informed consent information for subjects in clinical trials must also be submitted to an institutional review board, or IRB, for approval. The IRB will also monitor the clinical trial until completed. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the study presents an unacceptable risk to patients, or may impose other conditions. Additionally, certain clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as Data Safety and Monitoring Boards or Data Monitoring Committees. These groups conduct safety assessments and make recommendations regarding whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, in some instances, early evidence of effectiveness. If the safety profile of the drug in the Phase 1 study is supportive, Phase two studies may be initiated. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single trial may be sufficient in rare instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence.

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

The FDA reviews each submitted NDA before it determines whether to file it, based on the agency’s threshold determination that it is sufficiently complete to permit substantive review, and the FDA may request additional information. The FDA must make a decision on whether to file an NDA within 60 days of receipt, and such decision could include a refusal to file by the FDA. If the submission is filed, the FDA begins an in-depth review of the NDA. The FDA has agreed to certain non-binding performance goals in the review of NDAs. Most applications for standard review drug products are reviewed within 10 to 12 months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its goal dates for standard and priority NDAs, and the review process can be extended by FDA requests for additional information or clarification.

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

Further, FDA extensively regulates all aspects of manufacturing quality for pharmaceuticals under their cGMP regulations. Quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with FDA subjects entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs.

Manufacturing quality and other post-approval regulatory compliance is heavily scrutinized by FDA and may result in government investigations, regulatory and legal actions, product recalls and seizures, product approval withdrawals, fines and penalties, interruption of production leading to product shortages, import bans or denials of import certifications, delays or denials in new product approvals or line extensions or supplemental approvals of current products pending resolution of any issues, any of which have and could adversely affect our business and reputation.

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

In December 2020, Congress reauthorized the rare pediatric disease priority review voucher program. Under the terms of that reauthorization, after September 30, 2024, the FDA will be able to award vouchers only if the designations were granted on or before that date, although in September 2024 this date was extended by Congress to December 20, 2024. Under current law, the FDA may not award rare pediatric disease priority review vouchers after September 30, 2026.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The federal Anti-Kickback Statute has been broadly interpreted by the courts. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, amended the intent element of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal civil False Claims Act.

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

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services, or CMS, requires certain manufacturers of prescription drugs to collect and annually report information on certain payments or transfers of value to certain prescribers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis, which can be accessed by competitors and regulators. Failure to submit required information may result in civil monetary penalties.

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

Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. The Biden and Trump administrations both issued executive orders intended to favor government procurement from domestic manufacturers. In addition, the first Trump administration issued an executive order specifically aimed at the procurement of pharmaceutical products, which instructed the federal government to develop a list of “essential” medicines and then buy those and other medical supplies that are manufactured, including the manufacture of the API, in the United States.

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

Most recently, in August 2022, President Biden signed into law the IRA, which, among other things, directs the U.S. Department of Health and Human Services, or HHS, to engage in price-capped negotiation for certain drugs and biologics that CMS reimburses under Medicare Part B and Part D. Specifically, the IRA’s Price Negotiation Program will apply to high-expenditure single-source drugs and biologics that have been approved for at least seven and 11 years, respectively, among other negotiation criteria, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The negotiated prices will be capped at a statutory ceiling price. There are certain statutory exemptions from the IRA’s Price Negotiation Program, such as for a drug that has only a single orphan drug designation and is approved only for an indication or indications within the scope of such designation. The IRA’s Price Negotiation Program is currently the subject of legal challenges, although to date those challenges have not been successful. Beginning in October 2023, the IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Failure to comply with the IRA may be subject to various penalties, including civil monetary penalties, which could be significant.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future. The effect of reducing prices and reimbursement for our products would significantly impact our business and consolidated results of operations.

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

Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process for determining coverage and reimbursement is often time-consuming and costly—including requiring us to provide scientific, clinical, and economic support for the use of our products to each payor separately—with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our future drug products. Additionally, we may develop, either by ourselves or with collaborators, companion diagnostic tests for our product candidates for certain indications. We, or our collaborators, if any, will be required to obtain coverage and reimbursement for these tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.

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

Business Segments

We view our operations and manage our business as one operating segment, which includes all activities related to the identification, development and commercialization of first- or best-in-class medicines for childhood and adult diseases with equal intensity. For financial information related to our one operating segment, see our Financial Statements and related notes.

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

As of December 31, 2024, we had 181 full-time employees. Of these employees, 48 held Ph.D., Pharm.D. or M.D. degrees, and 57 were engaged in research, development and technical operations. From time to time, we also retain independent contractors to support our organization. Approximately 22.7% of our employees are based at our headquarters in Brisbane, California, with the remaining others working remotely. We have never experienced a work stoppage, none of our employees are represented by a labor union or covered by collective bargaining agreements, and we strive to attract and retain qualified employees in order to foster long-term working relationships.

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

Facilities

Our principal executive office is located in Brisbane, California, where we lease approximately 19,000 square feet of office space. The lease expires in January 2032. There is no option to extend the lease term nor is there an option to terminate the lease prior to its expiration. We believe these facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Corporate Information

We were formed as a limited liability company under the laws of the State of Delaware in November 2018, under the name Hero Therapeutics Holding Company, LLC. We subsequently changed our name to Day One Therapeutics Holding Company, LLC in December 2018 and to Day One Biopharmaceuticals Holding Company, LLC in March 2020. In connection with our initial public offering, we converted from a Delaware limited liability company to a Delaware corporation and changed our name to Day One Biopharmaceuticals, Inc. Our principal executive offices are located at 1800 Sierra Point Parkway, Suite 200, Brisbane, CA 94005, and our telephone number is (650) 484-0899. Our website address is www.dayonebio.com.

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

Also available on our website is information relating to corporate governance at Day One and our board of directors, including our Corporate Governance Guidelines; our Code of Business Conduct and Ethics (for our directors, officers and employees), and our Board Committee Charters. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Day One Biopharmaceuticals, Inc., 1800 Sierra Point Parkway, Suite 200, Brisbane, CA 94005.

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

Summary of Risk Factors

Our business is subject to several risks and uncertainties, including those immediately following this summary. Some of these risks are:

•
We are a commercial stage biopharmaceutical company with a limited operating history in the initial stages of the commercialization of our product, OJEMDA, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
•
We have incurred significant net losses since our inception. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.
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
•
We may require additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations.
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

Risks Related to Our Financial Position

We are a commercial stage biopharmaceutical company with a limited operating history in the initial stages of the commercialization our product OJEMDA, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We are a commercial-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in 2018, and, to date, we have devoted substantially all of our resources to identifying, acquiring and developing OJEMDA and our product candidates, including DAY 301, which we licensed from MabCare Therapeutics in June 2024, building our pipeline, organizing and staffing our company, business planning, building a commercial organization, establishing and maintaining our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates, raising capital and providing selling, general and administrative support for these operations.

As of December 31, 2024, we have generated approximately $57.2 million of net revenue from product sales of OJEMDA and we have financed our operations primarily through the sale and issuance of redeemable convertible preferred shares, the completion of our initial public offering, or IPO, and follow-on public offerings of our common stock.

We are continuing to transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not be successful in such transition. We are still at the early stages of demonstrating our ability to manufacture at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biopharmaceutical companies in rapidly evolving fields and with recently approved therapies. If we do not adequately address these risks and difficulties or successfully make a commercial transition, our business will suffer.

We have incurred significant net losses since our inception. We expect to incur continued losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant net losses in each reporting period since our inception, and as of December 31, 2024, we have generated approximately $57.2 million of revenue from product sales of OJEMDA. We have financed our operations principally through the sale and issuance of redeemable convertible preferred shares, the completion of our initial public offering, or IPO, and follow-on public offerings of our common stock. For the years ended December 31, 2024, 2023, and 2022, we reported a net loss of $95.5 million, $188.9 million and $142.2 million, respectively. We had an accumulated deficit of $554.1 million as of December 31, 2024. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib, DAY301 and VRK1 through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our product and product candidates, including our ongoing pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a potential front-line therapy in pLGG, our post-marketing commitments and requirements for OJEMDA, our Phase 1a/b trial of DAY301 targeting PTK7 and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In October 2023, the U.S. Food and Drug

Administration, or FDA, accepted our New Drug Applications, or NDAs, and granted priority review for OJEMDA as a monotherapy in relapsed or refractory pLGG. On April 23, 2024, the FDA approved the NDAs for OJEMDA for use in the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. We will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of OJEMDA, or our product candidates, including DAY301 and VRK1, if marketing authorization is received. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

The success of OJEMDA will depend on several factors, including the following:

•
making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of OJEMDA and ensuring a resilient, effective supply chain that produces supply that outpaces demand;
•
implementing marketing, pricing and reimbursement strategies, as well as adequate demand forecasts for supply and sales planning;
•
establishing sales, marketing and distribution capabilities for OJEMDA, whether alone or in collaboration with others in a market where promotional sales approaches are rapidly moving to digital platforms and access of sales representatives to major institutions remains uncertain;
•
acceptance of OJEMDA by patients, physicians, the medical community and third-party payors underpinned by adequate health economic data and a meaningful value proposition;
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

Our business depends entirely on the successful commercialization of OJEMDA and development of our product candidates. We are early in our development efforts for other indications, and our product tovorafenib is currently in a pivotal Phase 3 clinical trial as a potential front-line therapy in pLGG. Our product candidates, DAY301 and VRK1, are in earlier stages of development and are not approved for sale in any jurisdiction. There can be no assurance that tovorafenib, DAY301, VRK1 or any future product candidates we develop, if any, will achieve success in their ongoing clinical trials or obtain marketing authorization.

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
•
initiate and successfully complete all safety, pharmacokinetic and other studies required to support Ipsen to obtain foreign marketing authorization for OJEMDA as a treatment for patients with pLGGs;
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
•
demonstrate an acceptable safety profile of our product and our product candidates, including DAY301 and VRK1, and continue to maintain a continued acceptable safety profile following marketing authorization, if any;
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
•
achieve market acceptance of our product candidates, including DAY301 and VRK1, if approved, with patients, the medical community and third-party payors, both in the United States and internationally; and
•
attract, hire and retain qualified personnel and management.

To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials for OJEMDA and our product candidates, acquiring additional product candidates, establishing arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing authorization for our product candidates, obtaining and retaining patents, trade secrets, statutory exclusivities, and other intellectual property protections and marketing and selling products for which we may obtain marketing authorization, if any. We are in the early stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

We may require additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce or eliminate our research or product development programs, any future commercialization efforts or other operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize our product, OJEMDA, and advance product candidates, DAY301 and VRK1, and any future product candidates through clinical development. We expect increased expenses as we continue our research and development, initiate additional clinical trials, seek to expand our product pipeline, seek marketing authorization for our programs and future product candidates, if any, and invest in our organization. In addition, we expect to incur significant expenses related to the product manufacturing, marketing, sales and distribution of OJEMDA and, if we obtain marketing authorization, for our product candidates including DAY301 and VRK1. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company, such as acquiring and retaining experienced personnel, developing new information technology systems and other costs associated with being a public company. Also, we expect to experience ongoing and additional costs related to preparing and filing patent applications, maintaining our intellectual property and potentially expanding our office facilities. Accordingly, we will need to obtain additional funding in connection with our continuing operations.

We had $531.7 million in cash, cash equivalents and short-term investments as of December 31, 2024. Based on our cash, cash equivalents and short-term investments, as of December 31, 2024, we estimate that our current liquidity will be sufficient to satisfy our capital requirements at least twelve months after the date that this Annual Report is filed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We may require additional capital to complete our planned clinical development programs for our current product candidates to obtain marketing authorization, and we anticipate needing to raise additional capital to complete the development of our product candidates. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or products and product candidates or we may be unable to take advantage of future business opportunities. Furthermore, any additional capital-raising efforts may divert our team’s attention from their day-to-day activities, which may adversely affect our business, including our ability to develop and commercialize our current and future product candidates, if approved. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We may be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of December 31, 2024. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, significant political, trade or regulatory developments, global regional conflicts, public health epidemics or otherwise.

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

The risk of failure for our product candidates is high. It is impossible to predict when or if our product candidates will prove effective or safe in humans or if our product candidates will receive marketing authorization. To obtain the requisite marketing authorizations to market and sell our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process.

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

OJEMDA has only been studied in a limited number of patients. Following commercial launch, OJEMDA is now available to a much larger number of patients, and we do not know whether the results of OJEMDA’s use in such larger number of patients will be consistent with the results from our clinical studies.

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

Some patients receive access to investigational drugs outside of clinical trials through compassionate use programs, which refer to expanded access or right to try programs. These patients generally have life-threatening illnesses for which there are no alternative therapies or they have exhausted all other available treatment options. There are a number of risks that we may face as a result of our compassionate use programs. For example, the risk for serious adverse events in this patient population is high, which, if those adverse events are determined to be drug-related, could have a negative impact on the safety profile of our drug candidates and/or cause significant regulatory delays, result in an inability to obtain regulatory approvals or successfully commercialize our drug candidates and/or materially harm our business. Additionally, if we were to provide patients with any of our drug candidates under a compassionate use program, our supply capabilities may limit the number of patients who are able to enroll in the program. It also may become challenging to enroll patients in randomized trials if product candidates are being supplied to patients under expanded access programs. These factors may result in the need to restructure or pause any compassionate use program in order to enroll sufficient numbers of patients in our clinical trials required for marketing authorization and successful commercialization of our drug candidates. If we were to restructure or pause our compassionate use programs, we could face adverse publicity or disruptions related to current or potential participants in our programs.

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
•
the availability and capacity of clinical researchers to conduct our clinical trials;
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

Five MEK inhibitors have been approved by the FDA. Three have been approved for the treatment of tumors containing BRAF V600E or V600K mutations, including cobimetinib, marketed as Cotellic® by Genentech; trametinib, marketed as Mekinist® by Novartis; and binimetinib, marketed as Mektovi® by Pfizer. Two have been approved for the treatment of pediatric patients, 2 years of age and older, with neurofibromatosis type 1, or NF1, who have symptomatic plexiform neurofibromas not amenable to complete resection, including selumetinib, marketed as Koselugo® by AstraZeneca and mirdametinib, marketed as Gomekli® by SpringWorks. While MEK inhibitors as monotherapy have been shown to be active in BRAF altered pLGG (both BRAF V600E mutant pLGG and BRAF fusion-driven pLGG), no MEK inhibitors have been approved by the FDA as a monotherapy for the treatment of patients with pLGG.

There are a number of next-generation BRAF inhibitors in clinical development. BeiGene has two next-generation BRAF programs: Lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study as well as in combination studies with mirdametinib and panitumumab. Fore Biotherapeutics (formerly NovellusDx) is developing the RAF dimer breaker plixorafenib (formerly FORE8394 or PLX-8394) in a Phase 2 trial in combination with cobicistat in patients with cancers harboring BRAF alterations. Black Diamond Therapeutics have the next-generation BRAF inhibitor BDTX-4933 in Phase 1 clinical trials in adult solid tumors (KRAS-mutant NSCLC and solid tumors with

RAF/RAS-mutations). Jazz Pharmaceuticals and Redx have announced that the pan-RAF inhibitor JZP815 has entered clinical development in a Phase 1 trial. Erasca recently announced that it has entered into an exclusive worldwide license agreement with Novartis for naporafenib, a pan-RAF inhibitor with a potential first-in-class and best-in-class profile in NRAS mutant melanoma and other RAS/MAPK pathway-driven tumors. Naporafenib, in combination with trametinib, is being studied in a Phase 3 clinical trial in patients with NRAS-mutant melanoma. Nested Therapeutics has advanced NST-628, a pan-RAF/MEK “molecular glue” into a Phase 1 clinical trial. Pfizer’s PF-07799933 (ARRY-440) is a brain-penetrant BRAF-selective monomer/dimer inhibitor that spares ARAF and CRAF, that is currently being evaluated in a phase 1 trial in adults with solid tumors.

With regard to the treatment of pLGG, some MEK inhibitors, some type I RAF inhibitors, and other targeted therapies have been studied, or are being studied, in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. The off-label use of these agents may represent competition for OJEMDA if it is approved and enters the market.

Pursuant to the MabCare License Agreement, we have the exclusive right to develop, manufacture and commercialize DAY301, a novel ADC targeting PTK7, worldwide, excluding Greater China. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial. There are a few ADCs targeting PTK7 in development. In February 2024, Profound Bio dosed its first patient in a Phase 1/2 Clinical Trial of PRO1107, a PTK7-targetted ADC with an auristatin payload. Profound Bio was acquired by Genmab A/S in May of 2024 and the program was renamed to GEN1107. Eli Lilly and Company anticipates an IND submission in 2025 for LY4175408, a PTK-7 targeted ADC with an exatecan payload.

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

FDA approval of an NDA is not guaranteed, and the review and approval process is an expensive and uncertain process over which the FDA has substantial discretion. The FDA approval process may also take several years. The timelines for the FDA review and approval process may be delayed as a result of future organizational changes and/or staffing reductions. The number and types of preclinical studies and clinical trials that will be required for NDA approval vary depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA marketing authorization process and will be commercialized. On April 23, 2024, the FDA approved the NDAs for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. In connection with its approval of OJEMDA, the FDA may impose restrictions, post-marketing requirements or post-marketing commitments that may limit our ability to commercialize OJEMDA or any other product. If we fail to comply with FDA-mandated requirements or if the results of certain required post-marketing studies are negative, the FDA could withdraw approval, add warnings or narrow approved indications, which could affect the commercial success of our products.

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

Moreover, under the current statutory sunset provisions, the FDA generally may not award rare pediatric disease priority review vouchers after December 20, 2024. However, if the sponsor has received rare pediatric disease designation for a drug no later than September 30, 2024, the FDA may award a rare pediatric disease priority review voucher if the drug is approved by September 30, 2026.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of such individually identifiable health information;
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

Efforts to ensure that our internal business processes and business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity reporting and oversight obligations and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil and administrative sanctions, including exclusions from government funded healthcare programs, which could have a material adverse effect on our business, reputation, results of operations, financial condition and prospects. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

There have been executive, judicial and Congressional challenges to repeal or replace certain aspects of the ACA, including measures taken during the first Trump administration. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, since January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In addition, there have been legal challenges to the constitutionality of the ACA and certain requirements such as the individual mandate. Although these challenges have been unsuccessful to date, there may be other efforts to challenge the individual mandate or to challenge, repeal or replace the ACA. It is unclear how any pending or future litigation and the healthcare reform measures of the future presidential administration and Congress will impact the ACA and our business.

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

Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, recent presidential administrations were focused on drug pricing and have used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D. The IRA’s negotiation program will apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics), among other negotiation selection criteria. One statutory exemption from the negotiation program is for a drug that has only a single orphan drug designation and is approved only for an indication or indications within the scope of such designation. The negotiated prices, which for the first round of selected drugs announced August 29, 2023 will become effective in 2026, will be capped at a statutorily-determined ceiling price. The IRA also penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These IRA provisions began taking effect progressively starting in 2023, although the drug negotiation provisions of the IRA are currently the subject of legal challenges. In addition, the Secretary of the HHS recently proposed testing three new models for pricing efficiency, including one that develops payment methods for drugs approved under accelerated approval, in consultation with the FDA, to encourage timely confirmatory trial completion and improve access to post-market safety and efficacy data with the goal of reducing Medicare spending on drugs that have no confirmed clinical benefit. Further, at the state level, individual states have increasingly introduced and passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including: restricting price, reimbursement, discounts, product access and marketing; imposing drug price and cost disclosure and transparency requirements; permitting importation from other countries; and encouraging bulk purchasing.

We expect that additional state and federal healthcare reform measures, including potentially significant additional changes to current drug pricing and reimbursement structures, will be adopted in the future, particularly in connection with the change in presidential administration. Current and future reform measures may result in more rigorous coverage criteria and in additional downward pressure on the prices that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate future revenue in line with our expectations, attain profitability or commercialize OJEMDA and our product candidates.

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

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits certain U.S. individuals and entities and their party agents from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of such third party in order to assist the individual or business in obtaining or retaining business or gaining an improper advantage. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries where corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials and therefore our interactions with these individuals are subject to regulation under the FCPA.

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

We are developing our current product candidates in combination with one or more currently approved cancer therapies or therapies in development. Even if our current or future product candidates, including DAY301 and VRK1, receive marketing authorization or are commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We do not have any manufacturing facilities, and we currently contract with certain third-party manufacturers in China. We rely, and expect to continue to rely, on third parties for the manufacture of OJEMDA and our product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture of our product candidates. In addition, we expect to contract with analytical laboratories for release and stability testing of OJEMDA and our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of OJEMDA or our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts and cause the FDA to withdraw certain designations, including orphan drug designation. For example, we cannot be sure to what extent the supply chain issues caused by geopolitical uncertainty and public health epidemics, may impact our ability to procure sufficient supplies for the development of OJEMDA and our product candidates and what, if any, impact that may have on our facilities and operations in the region, including but not limited to a decrease or disruption of production, increased costs of production or other interruptions in our supply chain. In addition, any disruption in production or inability of our manufacturers, specifically in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of OJEMDA and our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of economic sanctions, changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, including those affiliated with the manufacture of our API, Wuxi STA, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the United States. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation.

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

We rely on a limited number of suppliers, some of whom are our sole source for certain materials, and some of whom are based in foreign jurisdictions. Our small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, including inflation and changes in interest rates, significant political, trade or regulatory developments, natural disasters, fire, regional geopolitical conflicts, acts of terrorism, pandemics, or other catastrophic events. Further, in the case of materials for which we have a sole supplier, even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture OJEMDA and our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions, which may adversely affect our business and results of operations.

Our existing License Agreement with Ipsen is important to our business. If Ipsen fails to fulfill its contract obligations, or if any of the Ipsen License Agreement is terminated, our ability to commercialize OJEMDA in territories outside the United States may be delayed or prevented and we may never receive milestone payments or future royalties under the License Agreement.

In July 2024, we entered into the Ipsen License Agreement, pursuant to which we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services. Ipsen shall have the right to grant sublicenses to third -parties. A significant portion of our future revenue and cash resources may be derived from the Ipsen License Agreement, or other similar agreements into which we may enter in the future.

Under the Ipsen License Agreement, we are eligible to receive up to approximately $330.0 million based on exchange rates as of the reporting date in additional commercial launch and sales-based milestone payments, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments.

Under the terms of the Ipsen License Agreement, Ipsen will have significant discretion in determining the efforts and resources that they will apply to their marketing efforts and their management of the ex-U.S. regulatory activities and they may not perform their obligations as expected. Disputes may arise between Ipsen and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources. Furthermore, they may have changes in their strategic focus or available funding, or experience external factors, such as an acquisition, may divert resources or create competing priorities. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

The Ipsen License Agreement may be terminated by either party for material breach or bankruptcy. In addition, Ipsen may terminate the Ipsen License Agreement after the second anniversary of the effective date for convenience with six months’ prior written notice or for certain other specified reasons.

If the Ipsen License Agreement is terminated, then, depending on the event:

•
our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate internal resources to the commercialization or other activities that were previously shared by Ipsen;
•
we would bear all of the risks and costs related to the further commercialization and development activities that were previously the subject of the Ipsen License Agreement;
•
in order to fund further commercialization activities, we may need to seek out and establish alternative strategic collaborations with third-party partners, which may not be possible; or
•
we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.

Any of these events would have a material adverse effect on our business, financial condition and results of operations.

We may enter into collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

We may seek third-party collaborators for the development and commercialization of our product candidates on a select basis, such as our collaboration with Ipsen with respect to commercialization of tovorafenib in all territories outside the United States. Our likely collaborators for any future collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a future collaboration will depend, among other things, upon our assessment of the future collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

If we do enter into any additional arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our future collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations with future collaborators involving our product candidates would pose numerous risks to us, including the following:

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
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
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
•
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable products or product candidates;

•
collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all; and
•
if a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

If we establish additional collaborations in the future, all of the risks relating to product development, marketing authorization and commercialization described herein would also apply to the activities of any such future collaborators.

The loss of any large customer, or any cancellation or delay of a significant purchase by a large customer, could reduce our net sales and harm our operating results.

We have received a substantial portion of our revenue from a limited number of customers. For example, for the year ended December 31, 2024, two individual customers accounted for 94.3% of our total net product revenue, with these individual customers representing 66.2% and 28.1% of total net product revenue. As of December 31, 2024, two customers accounted for 88.7% of the accounts receivable balance, with these individual customers representing 64.5% and 24.2% of the accounts receivable balance.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific, medical and commercial personnel. We are highly dependent on the development and management expertise of Jeremy Bender, Ph.D., M.B.A., our Chief Executive Officer, as well as the other members of our management team, other key employees and advisors. We currently do not maintain key person insurance on these individuals. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time.

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

We had 181 full-time employees as of December 31, 2024. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

In the ordinary course of business, we may collect, process, store and transmit proprietary, confidential and sensitive information (including intellectual property, trade secrets, proprietary business information, personal information and protected health information). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We depend on information technology and telecommunications systems for significant elements of our operations and we utilize, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including, for example, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance and other infrastructure operations. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. These risks extend to the third parties with whom we work, as we rely on a number of third parties to operate our critical business systems and process confidential, proprietary and sensitive information.

Despite the implementation of security measures, given the size, complexity and increasing amounts of proprietary, confidential and sensitive information maintained by our internal information technology systems and those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners are potentially vulnerable to breakdown, service interruptions, system malfunction, accidents by our personnel or third-party partners, natural disasters, terrorism, global pandemics, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel or those of our CROs, CMOs, vendors, contractors, consultants, business partners and/or other third-party partners, or from cyber-attacks by malicious third parties (including through viruses, worms, malicious code, malware, ransomware, distributed denial-of-service attacks, social engineering and other means to affect service reliability and the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or lead to data leakage.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or inappropriate disclosure of confidential, sensitive or proprietary information, we could incur liability and reputational damage and the further development and commercialization of OJEMDA, DAY301, VRK1 or any future product candidates could be delayed. Any breach, loss or compromise of proprietary, confidential or sensitive information may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States.

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

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of OJEMDA or our product candidates could be delayed. In addition, the loss of clinical trial data for OJEMDA, DAY301, VRK1 or any other product candidates could result in delays in our marketing authorization efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. If the information technology systems of our CROs, CMOs, vendors, contractors, consultants and other third-party partners become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Any event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our clinical trial subjects or personnel, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

While we maintain cybersecurity insurance coverage, we may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand, grow our customer base and process, store and transmit increasingly large amounts of proprietary and sensitive data.

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

We and third parties who we work with are or may become subject to numerous domestic and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security), the scopes of which are changing, subject to differing applications and interpretations, and may be inconsistent among states, countries, or conflict with other requirements. We are or may become subject to the terms of contractual obligations related to privacy, data protection and data security. The actual or perceived failure by us or related third parties to comply with such obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability and otherwise cause a material adverse effect on our business, financial condition and results of operations.

In the United States, numerous federal and state laws and regulations, including health information privacy and security laws, data breach notification laws, health information privacy laws and consumer protection laws that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain protected health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil and criminal penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Over a third of U.S. states have adopted comprehensive privacy and security laws and regulations, which govern the privacy, processing and protection of personal information, including certain specific requirements and laws with respect to health-related information. For example, Washington state has passed the My Health My Data Act, which is focused on the collection of consumer health data, which has a broader scope than HIPAA and includes a private right of action.

In California, the CCPA, grants individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA is enforced by the California Privacy Protection Agency, or the CPPA. The CCPA gives California residents expanded privacy rights, including the right to request correction, access and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers, and provides for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation.

We are also subject to foreign data protection laws, including the General Data Protection Regulation, or GDPR, which applies to personal information (including health-related data) obtained from individuals in the European Economic Area, or the EEA (as well as substantially similar laws that govern the collection of data from individuals in the UK and Switzerland). The GDPR imposes strict obligations on businesses, including requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators, requiring limitations on data processing, establishing a legal basis for processing personal information, notification of data processing obligations, notification of security incidents to appropriate data protection authorities or data subjects, protecting the security and confidentiality of the personal information, and establishing means for data subjects to exercise rights in relation to their personal information. The GDPR subjects noncompliant companies to fines of up to the greater of 20 million Euros (17.5 million GBP in the UK) or 4% of their global annual revenues, potential bans on processing of personal information (including clinical trials), and private litigation. To the extent applicable, the GDPR will increase our responsibility and liability in relation to personal information that we process, and we may be required to put in place additional mechanisms and expend additional time and resources to ensure compliance with the EU data protection rules. Changes in international legislations may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. In addition, supervisory authorities in the EEA, Switzerland, and the UK have enforced data protection legislation inconsistently, which may result in us having to spend additional resources in order to comply with rules and guidance applicable only in certain, local jurisdictions.

Further, European data protection laws generally prohibit the transfer of personal information to countries outside of the EEA, UK and Switzerland, such as the United States, which are not considered by their relevant authorities to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal information from the EEA, UK, and Switzerland to the United States and other countries, they are or may become subject to legal challenges that, if successful, could invalidate these mechanisms, restrict our ability to process personal information of Europeans outside of Europe and adversely impact our business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. In the EU and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of doing business in those regions.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Cuts and Jobs Act, enacted many significant changes to the U.S. tax laws. For example, for tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act requires taxpayers to capitalize and amortize, rather than deduct, R&D expenses. R&D expenses are amortizable over five years for research performed in the United States and 15 years for research performed outside the United States. Although there are legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified.

Effective for transactions occurring on or after January 1, 2023, the Inflation Reduction Act imposed a new one percent excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. For purposes of calculating the base excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Certain repurchases are not counted in the base of the excise tax.

Future changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses is limited to 80% of current year taxable income (without regard to certain deductions).

In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo, or have undergone, an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. During the year ended December 31, 2024, the Company has completed a Section 382 study to determine whether an ownership change per the provisions of Section 382 of the Internal Revenue Code, as well as similar state provisions, has occurred. The study found that one of our predecessor companies experienced an ownership change on June 16, 2022 and that the tax attributes that it generated are subject to a change pursuant to Section 382; however, based on the study all of these attributes are fully available for use as of December 31, 2023. The Company’s current year utilization of net operating losses and income tax credits is not impacted by the provisions of Section 382 or 383. As a result, if we undergo an ownership change (or if we previously underwent such an ownership change), our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

We have engaged, and will continue to engage, in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

We have engaged in strategic transactions, for instance, with affiliates of Takeda Pharmaceutical Company Limited, Viracta Therapeutics, Inc., Merck KGaA, Darmstadt, Germany, MabCare, and Ipsen, and from time to time, we may consider further strategic transactions, such as acquisitions of companies, businesses or assets and out-licensing or in-licensing of products, product candidates (such as DAY301 and VRK1) or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near term or long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

Although no third party has asserted a claim of patent infringement against us as of December 31, 2024, others may hold proprietary rights that could prevent OJEMDA or our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at OJEMDA or our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to OJEMDA or our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market OJEMDA or our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign OJEMDA, our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing OJEMDA or our product candidates and technology.

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

If we do not obtain patent term extension for OJEMDA and product candidates, our business may be materially harmed.

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

We expect our operating results to be subject to quarterly fluctuations. Our operating results will be affected by numerous factors, including:

•
our ability to generate revenue from the sales of our product, OJEMDA;
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
•
changes in general market and economic conditions, such as due to rising interest rates, inflation, significant political, trade or regulatory developments, global regional conflicts and public health epidemics;
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

•
the success of our commercialization efforts for our product, OJEMDA;

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
•
changes in accounting principles;
•
natural disasters and other calamities;
•
general economic, industry and market conditions, including inflation, changes in interest rates and significant political, trade or regulatory developments, many of which are beyond our control;

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

The holders of an aggregate of 8,502,776 shares of our outstanding common stock as of December 31, 2024 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 47.3% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, volatile interest rates and increasing inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. A severe or prolonged economic downturn or recession and a continued increase in inflation rates or interest rates could result in a variety of risks to our business, including weakened demand for OJEMDA and our ability to raise additional capital when needed on acceptable terms, if at all. Likewise, the capital and credit markets may be adversely affected by global regional conflicts, and the possibility of wider or additional global conflicts, global sanctions imposed in response thereto or an energy crisis. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Further, our business and operations may be impacted by the political instability and military hostilities in multiple geographies including Ukraine, the Middle East and the tensions between China and Taiwan.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company’s board of directors, or the Board, recognizes the critical importance of maintaining the trust and confidence of our patients, investors, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s risk management program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing, mitigating and remediating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s overall risk management approach, the Company’s cybersecurity program is focused on the following key areas:

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

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s risk management process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with members of the Data Privacy and Security Committee, which includes the Company’s Head of Information Technology.

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

Item 2. Properties.

Our principal executive office is located in Brisbane, California, where we lease approximately 19,000 square feet of office space. The lease expires in December 2031. There is no option to extend the lease term nor is there an option to terminate the lease prior to its expiration. We believe these facilities are sufficient to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Holders of Record

As of February 20, 2025, there were approximately 32 stockholders of record of our common stock based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph shows the cumulative total return to our stockholders between May 27, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2024, in comparison to the Nasdaq Biotechnology Index, the Nasdaq Composite Index, and the Standard & Poor’s 500 Index. An initial investment of $100 and reinvestment of dividends is assumed to have been made in our common stock and in each index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of, or intended to forecast, future stock price performance.

DAWN Stock Performance Graph
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
05/27/2021
06/30/2021
09/30/2021
12/31/2021
03/31/2022
06/30/2022
09/30/2022
12/31/2022
03/31/2023
06/30/2023
09/30/2023
12/31/2023
03/31/2024
06/30/2024
09/30/2024
12/31/2024
Day One Biopharmaceuticals, Inc. (DAWN)
Nasdaq Biotechnology (NBI)
Nasdaq Composite (IXIC)
S&P 500 Index (SPX)

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For the comparison of the financial results for the fiscal years ended December 31, 2023 and 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 26, 2023. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Day One” refer to Day One Biopharmaceuticals, Inc.

Overview

Day One Biopharmaceuticals, Inc. is a commercial-stage company focused on advancing first- or best-in-class medicines for childhood and adult diseases with equal intensity. We were founded to address the lack of new therapies resulting from the traditional drug development model, which has left children with cancer and their families waiting too long for new treatments.

At Day One, we aim to identify and develop breakthrough medicines with the goal of improving the outcomes and life trajectories of patients of any age facing serious diseases — starting from Day One. Our “search & development” strategy enables us to find, acquire, and develop potential best-or first-in-class programs with the goal of introducing new medicines that will make a real difference in the treatment of children and adults.

Our first commercial product, tovorafenib, is an oral, brain-penetrant, highly selective type II rapidly accelerated fibrosarcoma, or RAF, kinase inhibitor. Tovorafenib was granted breakthrough therapy designation by the U.S. Food and Drug Administration, or the FDA, in August 2020 for the treatment of relapsed or refractory low-grade glioma, or pLGG, based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in patients with pLGG. Pediatric low-grade glioma is the most common brain tumor diagnosed in children. While new targeted therapeutic options have recently become available for patients with pLGG, there is no consensual standard of care and a vast majority of patients with pLGG do not yet have access to approved therapies. Tovorafenib received orphan drug designation for the treatment of malignant glioma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted rare pediatric disease designation to tovorafenib for treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration in July 2021.

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

•
A best ORR of 51% (95% CI: 40 - 63), which included 28% PRs and 11% MRs.
•
The ORR for OJEMDA was 52% among the 64 patients with BRAF fusions or rearrangements and 50% for the 12 patients with a BRAF V600 mutation.
•
The ORR was 49% among the 45 patients who had received a prior MAPK-targeted therapy, and 55% among the 31 patients who had not received a prior MAPK-targeted therapy.
•
As of the June 5, 2023 data cutoff, the median duration of response by RAPNO LGG was 13.8 months (95% CI: 11.3, not estimable). In addition, 66% of patients remained on study and continue on treatment as of the cutoff date.
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

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients ages 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia and Asia, with approximately 113 sites activated. In June 2024, we announced the following changes to our FIREFLY-2 trial: the primary endpoint of objective response rate will be assessed according to the RAPNO-LGG criteria, key secondary endpoints of progression free survival and duration of response will be assessed according to RAPNO-LGG criteria, new patients will be initiated on a starting dose of 380 mg/m2/dose once weekly, and the addition of a once-monthly carboplatin regime as a fourth standard of care option for arm 2. We expect to complete enrollment of FIREFLY-2 in the first half of 2026.

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

We are also eligible to receive up to approximately $330.0 million based on exchange rates as of the reporting date in additional commercial launch and sales-based milestone payments, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

In August 2023, we entered into a research collaboration and license agreement, or the Sprint License Agreement, with Sprint Bioscience AB, or Sprint, a Swedish corporation located in Huddinge, Sweden. Under the Sprint License Agreement, Sprint granted to us an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of an inhibitor targeting Vaccinia Related Kinase 1, or VRK1. VRK1 is a novel target involved in the regulation of cell division and DNA damage repair. Over-expression of VRK1 is linked to poor prognosis in a variety of adult and pediatric cancers, and VRK1 has been identified as a synthetic lethal target in tumors where expression of its paralog, VRK2, is lost. Silencing of VRK2 expression via promoter methylation has been noted in most high-grade gliomas and high-risk neuroblastomas, providing a concrete approach for selecting patients with tumors sensitive to VRK1 inhibition. Preclinical research activities to advance the VRK1 inhibitor program are ongoing.

In June 2024, we entered into a license agreement, or the MabCare License Agreement, with MabCare Therapeutics, or MabCare, a pharmaceutical corporation located in Shanghai, China. Under the MabCare License Agreement, MabCare granted to us an exclusive worldwide license, excluding Greater China, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for the Company to develop, manufacture and commercialize DAY301 (formerly MTX-13 or CB-002). DAY301 is a novel Antibody Drug Conjugate, or ADC, targeting protein-tyrosine kinase 7, or PTK7. In pre-clinical studies, DAY301 showed antitumor activity in a wide range of solid tumors. DAY301 targets PTK7, a highly-conserved, catalytically inactive transmembrane protein that is overexpressed in multiple adult cancers, including esophageal, ovarian, lung, and endometrial cancer, as well as pediatric cancers such as neuroblastoma, rhabdomyosarcoma and osteosarcoma. In April 2024, the FDA cleared the investigational new drug application for DAY301. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial.

We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive rights to develop tovorafenib and VRK1 for all therapeutic areas worldwide and DAY301 for all therapeutic areas worldwide, excluding Greater China, subject to certain milestone and royalty payments. Further, we hold exclusive rights to commercialize tovorafenib in the United States subject to royalty payments. Pursuant to the Ipsen License Agreement, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib outside of the United States, in exchange for certain milestone and royalty payments.

The following table summarizes our product and product candidate pipeline.

Significant Agreements

Takeda asset purchase agreement

On December 16, 2019, our subsidiary entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Effective December 31, 2021, the subsidiary was merged with and into our company, with our company being the surviving corporation and assuming the subsidiary’s obligations under the Takeda Asset Agreement. Pursuant to the Takeda Asset Agreement, we purchased certain technology rights and know-how related to TAK-580 (which is now OJEMDA) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. Takeda also assigned us its exclusive license agreement, or the Viracta License Agreement, with Viracta. Takeda also granted us a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. We also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by us in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of conversion of the company from an LLC to a corporation in connection with the Millennium Stock Exchange Agreement.

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

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, we made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of our Series A redeemable convertible preferred stock in our subsidiary in December 2019. Based on the terms of the Millennium Stock Exchange Agreement, Takeda exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of our subsidiary for 6,470,382 shares of our common stock upon the effectiveness of the conversion of the company from an LLC to a corporation, on May 26, 2021.

License agreement with Viracta

On December 16, 2019, our subsidiary amended and restated the Viracta License Agreement that was assigned pursuant to the Takeda Asset Agreement. Effective December 31, 2021, our subsidiary was merged with and into our company, with our company being the surviving corporation and assuming our subsidiary’s obligations under Viracta License Agreement. Under the Viracta License Agreement, we received a worldwide exclusive license under specified patent rights and know-how to develop, use, manufacture, and commercialize products containing compounds binding the RAF protein family. We paid $2.0 million upfront in cash to Viracta.

The term of the Viracta License Agreement will expire on a licensed product-by-licensed product and country-by-country basis upon the expiration of our obligation to pay royalties to Viracta with respect to such product in such country. We have the right to terminate the Viracta License Agreement with respect to any or all of the licensed products at will upon a specified notice period.

On March 4, 2024, we entered into an amendment to the Viracta License Agreement. As part of the amendment, we made a one-time payment in March 2024 to Viracta of $5.0 million in exchange for reduced future payment obligations related to the future sale or use of the rare pediatric disease PRV received.

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

On December 3, 2024, Viracta assigned the Viracta License Agreement to XOMA (US) LLC, or XOMA, pursuant to a Royalty Purchase Agreement dated March 22, 2021, between Viracta and XOMA, whereby Viracta sold its right, title, and interest in and to the Viracta License Agreement to XOMA. We have agreed to the assignment and novation of the Viracta License Agreement to XOMA as successor party, now XOMA License Agreement. No material terms of the XOMA License Agreement have been amended or modified in relation to the same.

As of December 31, 2024, we could be required to make additional milestone payments of up to $40.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications. Commencing with the first commercial sale of OJEMDA in a country, we are obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the Viracta licensed patents, jointly owned collaboration patents or specified patents owned by us covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, we made an upfront payment of $8.0 million. As of December 31, 2024, we could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any.

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

Research collaboration and license agreement with Sprint Bioscience AB

On August 15, 2023, we entered into the Sprint License Agreement. Under the Sprint License Agreement, Sprint granted to us an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of an inhibitor targeting VRK1.

The term of the Sprint License Agreement will expire on a licensed product and country basis upon the expiration of the royalty term with respect to such licensed product and such country, unless terminated earlier. We have the right to terminate the Sprint License Agreement in its entirety, or on a licensed product-by-licensed product basis, at will upon a specified notice period.

We paid $3.0 million upfront in cash to Sprint. As of December 31, 2024, we could be required to make milestone payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any.

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

The term of the MabCare License Agreement will expire in its entirety upon the expiration of the last to expire royalty term with respect to all licensed products in our territory, unless terminated earlier. Following the expiration of the royalty term for a licensed product in a country, the license granted to us shall become non-exclusive, fully paid-up, royalty-free, perpetual, and irrevocable for such licensed product in such country. Upon the expiration of the term, the license granted to us shall become non-exclusive, transferable, sublicensable, fully paid, royalty free, perpetual, and irrevocable in its entirety.

In consideration for the rights granted under the MabCare License Agreement, we made an upfront payment of $55.0 million. As of December 31, 2024, we could be required to make additional payments of $1,152.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China.

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

As of December 31, 2024, we are also eligible to receive up to approximately $330.0 million based on exchange rates as of the reporting date in additional commercial launch and sales-based milestone payments, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

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

License revenue

In July 2024, we entered into the Ipsen License Agreement, pursuant to which, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services. The portion of the transaction price allocated to the licenses was recognized as revenue upon delivery of the licenses in the year ended of December 31, 2024. The transaction price allocated to the research and development services is being recognized over time as services are delivered.

Operating expenses

Cost of product revenue

Cost of product revenue includes the cost of inventory sold, amortization expense of intangible assets and third-party royalties payable on our net product revenue. Cost of goods sold may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. We expect to use inventory previously expensed to research and development within the next seven months, and accordingly, we expect our cost of product revenue of OJEMDA to increase as a percentage of product revenue in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

Research and development expenses

Research and development expenses consist primarily of external and internal expenses incurred for our research activities, including our discovery and in-licensing undertakings, and the development of our product candidates.

External expenses include:

•
costs incurred under agreements with third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other third parties that conduct clinical activities on our behalf;
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

We expense research and development expenses as incurred. We track external costs by program, which currently consist of expenses for our OJEMDA, DAY301, and VRK1 programs. We do not track indirect costs on a program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified.

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

Results of operations

Comparison of year ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenue:
Product revenue, net	$57,217	$—	$57,217	*
License revenue	73,944	—	73,944	*
Total revenues	131,161	—	131,161	*
Cost and operating expenses:
Cost of product revenue	5,279	—	5,279	*
Research and development	227,702	130,521	97,181	74.5%
Selling, general and administrative	115,450	75,543	39,907	52.8%
Total cost and operating expenses	348,431	206,064	142,367	69.1%
Loss from operations	(217,270)	(206,064)	(11,206)	5.4%
Non-operating income (expense):
Gain from sale of priority review voucher	108,000	—	108,000	*
Investment income, net	19,701	17,187	2,514	14.6%
Other income (expense), net	1,217	(40)	1,257	*
Total non-operating income, net	128,918	17,147	111,771	*
Loss before income taxes	(88,352)	(188,917)	100,565	(53.2)%
Income tax expense	(7,144)	—	(7,144)	*
Net Loss	$(95,496)	$(188,917)	$93,421	(49.5)%

* Amount and/or percentage not meaningful

Product revenue, net

For the year ended December 31, 2024, we recorded net product revenue of $57.2 million from sales of OJEMDA in the United States, which included $2.8 million related to our named patient program in territories outside of the United States. Beginning in 2025, Ipsen has assumed primary responsibility for delivering these programs to patients in territories outside of the United States.

License revenue

For the year ended December 31, 2024, we recorded license revenue of $73.9 million related to the Ipsen License Agreement.

Cost of product revenue

For the year ended December 31, 2024, we recorded cost of product revenue of $5.3 million related to sales of OJEMDA in the United States.

Research and development expenses

Research and development expenses increased $97.2 million, from $130.5 million for the year ended December 31, 2023 to $227.7 million for the year ended December 31, 2024. Third-party expenses increased by $18.1 million due primarily to an increase in clinical trial and manufacturing activities, personnel related expenses increased by $6.6 million driven by headcount growth, and other research and development costs increased by $0.5 million. Additionally, license agreement payments increased by $72.0 million due to the payment of the MabCare license agreement upfront payment, accrual of the MabCare license agreement milestone payment, and payment of the Viracta license agreement amendment payment during the year ended December 31, 2024.

The following table summarizes our external and internal research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$89,400	$71,294
MabCare license agreement upfront payment	55,000	—
MabCare license agreement milestone payment	20,000	—
Viracta license agreement payment	5,000	5,000
Sprint license agreement upfront payment	—	3,000
Other research and development costs	8,949	8,465
Internal costs:
Employee related expenses	49,353	42,762
Total research and development expenses	$227,702	$130,521

(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib, pimasertib, DAY301, and VRK1 programs were $74.8 million, $3.8 million, $4.2 million, and $6.6 million, respectively, for the year ended December 31, 2024 compared to $65.5 million, $4.0 million, $0, and $1.8 million, respectively, for the year ended December 31, 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $39.9 million, from $75.6 million for the year ended December 31, 2023 to $115.5 million for the year ended December 31, 2024. The increase in selling, general and administrative expenses was primarily due to an increase of $21.4 million in personnel related expenses driven by headcount growth, an increase of $13.1 million in professional services driven by commercial launch activities, and an increase of $5.4 million in other selling, general and administrative costs.

Income tax expense

Income tax expense for the year ended December 31, 2024, was $7.1 million resulting in an effective tax rate of (8.1)% compared to 0.0% in 2023. The increase in income tax expense (and resulting negative 8.1% effective tax rate) is driven primarily by current US federal and state income tax expense recognized after considering available net operating losses and credits while we continue to maintain a valuation allowance against the full amount of our net deferred tax assets. We did not record an income tax provision for the year ended December 31, 2023 as it generated tax losses during the period.

Liquidity and Capital Resources

Sources of liquidity

In July 2024, we entered into a securities purchase agreement with certain institutional and accredited investors, or the PIPE Investors, pursuant to which we agreed to sell and issue to the PIPE Investors in a private placement, or the Private Placement, an aggregate of (i) 10,551,718 shares of our common stock at a purchase price of $14.50 per share and (ii) 1,517,241 pre-funded warrants, or the Pre-Funded Warrants, to purchase up to an aggregate of 1,517,241 shares of our common stock, or the Warrant Shares, at a purchase price of $14.4999 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.0001 per Warrant Share. The Pre-Funded Warrants are exercisable at any time after their original issuance and will not expire. The Private Placement closed on August 1, 2024 and we received net proceeds of $166.5 million, after deducting placement agent fees, offering costs and other expenses, of which $145.6 million was allocated to the common stock and $20.9 million was allocated to the Pre-Funded Warrants. The net proceeds were recorded as a component of additional paid-in capital.

In July 2024, we entered into the Ipsen License Agreement, pursuant to which, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services. Under the terms of the Ipsen License Agreement, (i) Ipsen paid us an upfront license fee in the amount of $70.8 million and (ii) the Investor, a fully-owned United States affiliate of Ipsen, purchased 2,341,495 shares of our common stock in a private placement for

$40.0 million, at a price per share representing a 17.0% premium to the VWAP of our common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between we and the Investor dated July 23, 2024. We valued the shares at issuance at $32.6 million, concluding that our Company's common stock price as traded on The Nasdaq Stock Market LLC on the closing date of the transaction approximated fair value, which was recorded as a component of additional paid-in capital.

In June 2023, we completed a follow-on offering and issued and sold 13,269,231 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 1,730,769 shares of common stock) at a price to the public of $13.00 per share for net proceeds of approximately $161.4 million, after deducting underwriting discounts, commissions, and offering costs.

We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of December 31, 2024.

In June 2022, we completed a follow-on offering and issued and sold 11,500,000 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 1,500,000 shares of common stock) at a price to the public of $15.00 per share for net proceeds of approximately $161.6 million, after deducting underwriting discounts, commissions and offering costs.

As of December 31, 2024, we had an accumulated deficit of $554.1 million and $531.7 million in cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our capital requirements through at least twelve months after the date that this Annual Report is filed.

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

Leases

We have an operating lease obligation for office space. As of December 31, 2024, we had fixed lease payment obligations of approximately $0.3 million, payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We have entered into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of December 31, 2024, there were no amounts accrued related to termination and cancellation charges as these are not probable.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(78,113)	$(146,853)
Net cash (used in) provided by investing activities	(230,994)	128,378
Cash provided by financing activities	203,291	163,997
Net (decrease) increase in cash and cash equivalents	$(105,816)	$145,522

Operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $78.1 million consisting of our net loss of $95.5 million and non-cash charges of $9.1 million, which were offset by changes in net operating assets and liabilities of $26.5 million. Non-cash charges consisted primarily of a gain from sale of PRV of $108.0 million and accretion of discounts on short-term investments of $6.4 million partially offset by acquired in-process research and development assets of $55.0 million, shared-based compensation expense of $48.3 million, amortization of intangible assets of $1.5 million, and amortization of operating right-of-use asset of $0.5 million. Changes in operating assets and liabilities were primarily related to increases in accrued expenses and other current liabilities of $42.1 million, deferred revenue of $4.8 million, accounts payable of $0.7 million, other long-term liability of $0.8 million, and a decrease in deposits and other long-term assets of $0.1 million. This was partially offset by an increase in accounts receivable of $13.9 million, prepaid expenses and other current assets of $4.6 million, inventory of $3.2 million, and a decrease of operating lease liabilities of $0.3 million.

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

Investing activities

Net cash used in investing activities for the year ended December 31, 2024 was $231.0 million attributable to the purchase of short-term investments of $658.6 million, acquisition of in-process research and development assets of $55.0 million, acquisition of intangible assets of $17.1 million, and the purchase of property and equipment of $2.2 million. This was partially offset by the proceeds from maturity of short-term investments of $314.5 million, the sale of the PRV of $108.0 million, and the sale of short-term investments of $79.4 million.

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

Financing activities

Cash provided by financing activities for the year December 31, 2024 was $203.3 million related to net proceeds from the issuance of common stock in connection with private placement of $178.2 million and issuance of prefunded warrants to purchase common stock of $20.9 million, and upon stock option exercises and purchases made under our 2021 Employee Stock Purchase Plan of $4.2 million.

Cash provided by financing activities for the year ended December 31, 2023 was $164.0 million, primarily attributable to the net proceeds from the issuance of common stock in connection with our June 2023 follow-on offering of common stock. Additionally, there was $2.6 million of cash provided by financing activities related to proceeds from the issuance of common stock upon stock option exercises and purchases made under our 2021 Employee Stock Purchase Plan.

Funding requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. As of December 31, 2024, we had $531.7 million in cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our capital requirements at least twelve months after the date that this Annual Report is filed.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, changing interest rates, significant political, trade or regulatory developments, global regional conflicts, public health epidemics, or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

Critical accounting policies and use of estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the Notes to our Financial Statements appearing within Item 8 of this Annual Report, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

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

New Accounting Pronouncements

Refer to Note 2 of the Notes to our Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of recently issued and adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2024 and 2023, we had cash, cash equivalents and short-term investments of $531.7 million, and $366.3 million, respectively. This consisted of interest-bearing money market funds and investments in U.S. treasury securities and U.S. government agency securities, which create an exposure to interest rate risk. A hypothetical 100 basis point increase or decrease in interest rates as of December 31, 2024 and 2023 would not have resulted in a material effect on the fair market value of our cash, cash equivalents and short-term investments. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Policies and Arrangements

The Company’s directors and Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, or a Rule 10b5-1 Plan. During the three months ended December 31, 2024, three of the Company’s Section 16 officers, including the Company’s Chief Executive Officer, who also serves as a member of the Company’s board of directors, and one member of the Company’s board of directors, adopted new Rule 10b5-1 Plans. The Plans (as defined below) were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.

On November 8, 2024, Jeremy Bender, our Chief Executive Officer and a member of our board of directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Bender Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of our common stock. The Bender Rule 10b5-1 Plan was entered into during an open trading window in accordance with our policies regarding transactions in our securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Bender

Rule 10b5-1 Plan provides for the potential sale of shares of our common stock, including upon the vesting and settlement of restricted stock units/vesting and exercise of stock options, so long as the market price of our common stock is higher than certain minimum threshold prices specified in the Bender Rule 10b5-1 Plan, between February 25, 2025 and February 28, 2026. The aggregate number of shares of common stock that will be available for sale under the Bender Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale is approximately 720,000, which reflects the aggregate maximum number of shares underlying Jeremy Bender’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations. The Bender Rule 10b5-1 Plan expires on February 28, 2026.

On November 4, 2024, Samuel Blackman, our former Head of Research & Development, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Blackman Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of our common stock. The Blackman Rule 10b5-1 Plan was entered into during an open trading window in accordance with our policies regarding transactions in our securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Blackman Rule 10b5-1 Plan provides for the potential sale of shares of our common stock, including upon the vesting and settlement of restricted stock units, so long as the market price of our common stock is higher than certain minimum threshold prices specified in the Blackman Rule 10b5-1 Plan, between March 7, 2025 and January 31, 2026. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale is approximately 1,300,000. The Blackman Rule 10b5-1 Plan expires on January 31, 2026.

On November 14, 2024, Charles N. York II, our Chief Operating and Financial Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “York Rule 10b5-1 Plan”) under the Exchange Act for the sale of shares of our common stock. The York Rule 10b5-1 Plan was entered into during an open trading window in accordance with our policies regarding transactions in our securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The York Rule 10b5-1 Plan provides for the potential sale of shares of our common stock, including upon the vesting and settlement of restricted stock units/vesting and exercise of stock options, so long as the market price of our common stock is higher than certain minimum threshold prices specified in the York Rule 10b5-1 Plan, between February 25, 2025 and February 18, 2026. The aggregate number of shares of common stock that will be available for sale under the York Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale is approximately 310,601, which reflects the aggregate maximum number of shares underlying Charles York’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations. The York Rule 10b5-1 Plan expires on February 18, 2026.

On December 1, 2024, William Grossman, one of our directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Grossman Rule 10b5-1 Plan” and collectively with the Bender Rule 10b5-1 Plan, Blackman Rule 10b5-1 Plan, and York Rule 10b5-1 Plan, the “Plans”) under the Exchange Act for the sale of shares of our common stock. The Grossman Rule 10b5-1 Plan was entered into during an open trading window in accordance with our policies regarding transactions in our securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Grossman Rule 10b5-1 Plan provides for the potential sale of shares of our common stock, including upon the vesting and exercise of stock options, so long as the market price of our common stock is higher than certain minimum threshold prices specified in the Grossman Rule 10b5-1 Plan, between March 2, 2025 and March 1, 2026. There are 30,132 aggregate number of shares of common stock available for sale under the Grossman Rule 10b5-1 Plan. The Grossman Rule 10b5-1 Plan expires on March 1, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

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

(3) Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation, dated June 1, 2021, as amended June 22, 2023.	10-Q	001-40431	August 7, 2023

3.2	Amended and Restated Bylaws, dated February 17, 2023.	8-K	001-40431	February 23, 2023

3.3	Certificate of Ownership and Merger, dated December 23, 2021	10-K	001-40431	March 7, 2022

4.1	Form of Common Stock Certificate	S-1/A	333-255754	May 24, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated February 1, 2021, by and among Day One Biopharmaceuticals Holding Company, LLC and certain of its stockholders.	S-1	333-255754	May 4, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-40431	July 30, 2024

4.4	Form of Registration Rights Agreement	8-K	001-40431	July 30, 2024

4.5	Description of Registrant’s Securities	10-K	001-40431	March 7, 2022

10.1^	Form of Indemnification Agreement with directors and officers	S-1	333-255754	May 4, 2021

10.2^	Form of Change in Control and Severance Agreement	10-K	001-40431	March 7, 2022

10.3^	2021 Equity Incentive Plan and forms of award agreements	S-8	333-276372	January 4, 2024

10.4^	2021 Employee Stock Purchase Plan and forms of award agreements	S-8	333-276372	January 4, 2024

10.5^	2022 Equity Inducement Plan and forms of agreement	S-8	333-268071	October 31, 2022

10.6†	Office Lease, dated June 26, 2024, by and between Arcus Biosciences, Inc., a Delaware corporation, and Day One Biopharmaceuticals, Inc.				X

10.7†	Asset Transfer and License Agreement, effective as of December 16, 2019, by and between DOT Therapeutics-1, Inc. and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.8†	License Agreement for RAF, effective as of December 16, 2019, by and between Sunesis Pharmaceuticals, Inc. and DOT Therapeutics-1, Inc.	S-1	333-255754	May 4, 2021

10.9†	License Agreement, dated February 10, 2021, by and between Merck KGaA, Darmstadt, Germany and Day One Biopharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.10	Stock Exchange Agreement, dated May 4, 2021, by and between Day One Biopharmaceuticals Holding Co., LLC and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.11†	Amendment No. 1 to the License Agreement for RAF, dated March 4, 2024, by and between Day One Biopharmaceuticals, Inc. and Sunesis Pharmaceuticals, Inc.	8-K	001-40431	March 7, 2024

10.12†*	Asset Purchase Agreement, dated May 29, 2024.	10-Q	001-40431	August 2, 2024

10.13†*	Exclusive License Agreement by and between MabCare Therapeutics and Day One Biopharmaceuticals, Inc. dated June 17, 2024.	10-Q	001-40431	August 2, 2024

10.14†*	Exclusive License Agreement by and between Day One Biopharmaceuticals, Inc. and Ipsen Pharma SAS dated July 23, 2024.	10-Q	001-40431	October 30, 2024

19.1	Insider Trading Policy				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm	X

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	Compensation Recovery Policy	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	X

† Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.
^ Indicates management contract or compensatory plan.

* Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request

** This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAY ONE BIOPHARMACEUTICALS, INC.

Date: February 25, 2025	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President (Principal Executive Officer)

DAY ONE BIOPHARMACEUTICALS, INC.

Date: February 25, 2025	By:	/s/ Charles N. York II, M.B.A.
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

Name	Title	Date

/s/ Jeremy Bender, Ph.D., M.B.A.	Chief Executive Officer and President (Principal Executive Officer)	February 25, 2025
Jeremy Bender, Ph.D., M.B.A.

/s/ Charles N. York II, M.B.A.	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2025
Charles N. York II, M.B.A.

/s/ Garry Nicholson, M.B.A.	Chair and Director	February 25, 2025
Garry Nicholson

/s/ Habib Dable	Director	February 25, 2025
Habib Dable

/s/ Scott Garland	Director	February 25, 2025
Scott Garland

/s/ Michael Gladstone	Director	February 25, 2025
Michael Gladstone

/s/ William Grossman, M.D., Ph.D.	Director	February 25, 2025
William Grossman, M.D., Ph.D.

/s/ Natalie Holles	Director	February 25, 2025
Natalie Holles

/s/ John A. Josey, Ph.D., M.B.A.	Director	February 25, 2025
John A. Josey, Ph.D., M.B.A.

/s/ Saira Ramasastry, M.S., M.Phil.	Director	February 25, 2025
Saira Ramasastry, M.S., M.Phil.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Day One Biopharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Day One Biopharmaceuticals, Inc. (the "Company") as of December 31, 2024 and 2023, and the related statements of operations, of comprehensive loss, of redeemable convertible preferred shares, redeemable noncontrolling interest and stockholders’ equity/members’ (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

PricewaterhouseCoopers LLP, 601 South Figueroa Street, Los Angeles, California 90017

T: (213) 356 6000, www.pwc.com/us

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

Accrued Clinical Trial Expenses

As described in Notes 2 and 4 to the financial statements, the Company records accrued liabilities for estimated costs of clinical trials conducted by third-party service providers. As disclosed by management, these costs are accrued based on factors such as estimates of the work completed and in accordance with terms established with third-party service providers under the service agreements. Management makes judgments and estimates in determining the accrued liabilities for estimated costs of clinical trials each reporting period and monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with clinical research organizations (“CROs”) and review of contractual terms. Within accrued expenses and other current liabilities, management has recorded $13.1 million of accrued research and development expenses as of December 31, 2024, a portion of which relates to accrued clinical trial expenses.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 25, 2025

We have served as the Company’s auditor since 2023.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders, Members and the Board of Directors of

Day One Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Day One Biopharmaceuticals, Inc. (the Company) as of December 31, 2022, the related statement of operations, comprehensive loss, redeemable convertible preferred shares, redeemable noncontrolling interest and stockholders’ equity/members’ (deficit) and cash flow for the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and the results of its operations and its cash flows for the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2021 to 2023.

San Mateo, California

March 6, 2023

Day One Biopharmaceuticals, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$124,968	$230,784
Short-term investments	406,752	135,563
Accounts receivable, net	13,876	—
Inventory	3,321	—
Prepaid expenses and other current assets	13,413	8,927
Total current assets	562,330	375,274
Property and equipment, net	2,285	208
Operating lease right-of-use asset	2,422	352
Intangible assets, net	15,630	—
Deposits and other long-term assets	121	214
Total assets	$582,788	$376,048
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,262	$2,576
Accrued expenses and other current liabilities	68,625	26,524
Current portion of deferred revenue	1,554	—
Current portion of operating lease liabilities	10	408
Total current liabilities	73,451	29,508
Long-term portion of deferred revenue	3,233	—
Long-term portion of operating lease liabilities	2,592	—
Other long-term liability	761	—
Total liabilities	80,037	29,508
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 101,116,162 and 87,227,132 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	10	9
Additional paid-in-capital	1,056,738	805,107
Accumulated other comprehensive income	84	9
Accumulated deficit	(554,081)	(458,585)
Total stockholders’ equity	502,751	346,540
Total liabilities and stockholders' equity	$582,788	$376,048

The accompanying notes are an integral part of these financial statements.

Day One Biopharmaceuticals, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Product revenue, net	$57,217	$—	$—
License revenue	73,944	—	—
Total revenues	131,161	—	—
Cost and operating expenses:
Cost of product revenue	5,279	—	—
Research and development	227,702	130,521	85,618
Selling, general and administrative	115,450	75,543	61,291
Total cost and operating expenses	348,431	206,064	146,909
Loss from operations	(217,270)	(206,064)	(146,909)
Non-operating income:
Gain from sale of priority review voucher	108,000	—	—
Investment income, net	19,701	17,187	4,746
Other income (expense), net	1,217	(40)	(18)
Total non-operating income, net	128,918	17,147	4,728
Loss before income taxes	(88,352)	(188,917)	(142,181)
Income tax expense	(7,144)	—	—
Net loss	(95,496)	(188,917)	(142,181)
Net loss per share - basic	$(1.02)	$(2.37)	$(2.17)
Net loss per share - diluted	$(1.02)	$(2.37)	$(2.17)
Weighted-average number of common shares used in net loss per share - basic	93,234,195	79,773,004	65,466,773
Weighted-average number of common shares used in net loss per share - diluted	93,234,195	79,773,004	65,466,773

The accompanying notes are an integral part of these financial statements.

Day One Biopharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(95,496)	$(188,917)	$(142,181)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	75	80	(71)
Total comprehensive loss	$(95,421)	$(188,837)	$(142,252)

The accompanying notes are an integral part of these financial statements.

Day One Biopharmaceuticals, Inc.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Stockholders' Equity/Members'
	Shares	Amount	Capital	Comprehensive Loss	Deficit	(Deficit)
Balance at December 31, 2021	61,952,292	$6	$408,629	$—	$(127,487)	$281,148
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,864	11,500,000	1	161,609	—	—	161,610
Issuance of common stock upon exercise of stock options	235,474	—	3,649	—	—	3,649
Issuance of common stock upon release of restricted stock units	79,441	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	97,413	—	642	—	—	642
Unvested common stock forfeiture	(406,444)	—	—	—	—	—
Share-based compensation expenses	—	—	27,242	—	—	27,242
Unrealized loss on available-for-sale securities	—	—	—	(71)	—	(71)
Net loss attributable to common stockholders/members'	—	—	—	—	(142,181)	(142,181)
Balance at December 31, 2022	73,458,176	$7	$601,771	$(71)	$(269,668)	$332,039
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,827	13,269,231	2	161,407	—	—	161,409
Issuance of common stock upon exercise of stock options	88,459	—	1,338	—	—	1,338
Issuance of common stock upon release of restricted stock units	317,245	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	115,421	—	1,250	—	—	1,250
Unvested common stock forfeiture	(21,400)	—	—	—	—	—
Share-based compensation expenses	—	—	39,341	—	—	39,341
Unrealized gain on available-for-sale securities	—	—	—	80	—	80
Net loss attributable to common stockholders	—	—	—	—	(188,917)	(188,917)
Balance at December 31, 2023	87,227,132	$9	$805,107	$9	$(458,585)	$346,540
Issuance of common stock upon exercise of stock options	172,163	—	2,267	—	—	2,267
Issuance of common stock upon release of restricted stock units	680,963	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	171,442	—	1,906	—	—	1,906
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	12,893,213	1	178,176	—	—	178,177
Issuance of prefunded warrants to purchase common stock in connection with private placement, net of issuance costs	—	—	20,941	—	—	20,941
Unvested common stock forfeiture	(28,751)	—	—	—	—	—
Share-based compensation expenses	—	—	48,341	—	—	48,341
Unrealized gain on available-for-sale securities	—	—	—	75	—	75
Net loss	—	—	—	—	(95,496)	(95,496)
Balance at December 31, 2024	101,116,162	$10	$1,056,738	$84	$(554,081)	$502,751

The accompanying notes are an integral part of these financial statements.

Day One Biopharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(95,496)	$(188,917)	$(142,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development assets	55,000	3,000	—
Share-based compensation expense	48,263	39,341	27,242
Depreciation expense	92	36	63
Accretion of discounts on short-term investments, net	(6,389)	(10,078)	(2,030)
Amortization of intangible assets	1,470	—	—
Amortization of operating right-of-use asset	467	347	468
Gain from sale of priority review voucher	(108,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,876)	—	—
Inventory	(3,243)	—	—
Prepaid expenses and other current assets	(4,556)	(3,322)	(546)
Deposits and other long-term assets	93	255	(300)
Accounts payable	686	2,316	(1,484)
Accrued expenses and other current liabilities	42,101	10,574	9,241
Deferred revenue	4,787	—	—
Operating lease liability	(273)	(405)	(347)
Other long-term liability	761	—	—
Net cash used in operating activities	(78,113)	(146,853)	(109,874)
Cash flows from investing activities:
Cash paid for purchase of short-term investments	(658,616)	(443,838)	(394,206)
Proceeds from maturity of short-term investments	314,482	575,440	139,158
Proceeds from sale of short-term investments	79,409	—	—
Cash paid for acquired intangible assets	(17,100)	—	—
Proceeds from sale of priority review voucher	108,000	—	—
Cash paid for acquired in-process research and development assets	(55,000)	(3,000)	—
Cash paid for purchase of property and equipment	(2,169)	(224)	(26)
Net cash (used in) provided by investing activities	(230,994)	128,378	(255,074)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement, net of placement agent fees and offering costs	178,177	—	—
Proceeds from issuance of prefunded warrants to purchase common stock in connection with private placement, net of issuance costs	20,941	—	—
Proceeds from issuance of common stock, net	—	161,409	161,610
Proceeds from issuance of common stock upon stock option exercises	2,267	1,338	3,649
Proceeds from issuance of common stock upon Employee Stock Purchase Plan purchase	1,906	1,250	642
Cash provided by financing activities	203,291	163,997	165,901
Net (decrease) increase in cash and cash equivalents	(105,816)	145,522	(199,047)
Cash and cash equivalents, beginning of period	230,784	85,262	284,309
Cash and cash equivalents, end of period	$124,968	$230,784	$85,262
Supplemental disclosure of cash flow information:
Income taxes paid	1,898	—	—
Supplemental disclosures of noncash activities:
Cash not yet paid for license agreement milestone payment	20,000
Right-of-use asset obtained in exchange for new operating lease liabilities	2,554	—	940

The accompanying notes are an integral part of these financial statements.

Day One Biopharmaceuticals, Inc.

Notes to the Financial Statements

1. Description of Business and Organization

Organization and Business

Day One Biopharmaceuticals, Inc. is a commercial-stage company focused on advancing medicines for childhood and adult diseases with equal intensity. The Company was founded in November 2018 and is headquartered in Brisbane, CA.

Risks and Uncertainties

The Company is subject to risks common to commercial-stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to clinical effectiveness of the product, commercialization of products, regulatory approvals, dependence on key products, key personnel and third-party service providers such as contract research organizations (“CROs”), protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and include the accounts of the Company’s subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Estimates and assumptions made in the accompanying financial statements include, but are not limited to, accruals for research and development expenses, variable consideration and other relevant inputs impacting the gross and net revenue recognition, the valuation of share-based awards, and the valuation of deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Segments

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment.

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

For the year ended December 31, 2024, two individual customers accounted for 94.3% of total net product revenue, with these individual customers representing 66.2% and 28.1% of the Company's total net product revenue. As of December 31, 2024, two customers accounted for 88.7% of the accounts receivable balance, with these individual customers representing 64.5% and 24.2% of the accounts receivable balance. No other individual customers account for more than 10.0% of net product sales or accounts receivable. The Company monitors the financial condition of its customers so that it can appropriately respond to changes in their creditworthiness. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable.

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

Investments

The Company’s investments are comprised of U.S. treasury securities and U.S. government agency securities. Investments are classified at the time of purchase, based on management’s intent, as held-to-maturity, available-for-sale, or trading. All of the Company’s investments are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with unrealized holdings gains and losses (net of tax effects) on such investments reported in other comprehensive income as a separate component on the statements of comprehensive loss. Fair value is determined based on quoted market rates when observable or by utilizing data points that are observable, such as quoted prices, interest rates, and yield curves.

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

Fair Value of Financial Instruments

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The carrying amounts reflected in the accompanying balance sheets for cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values, due to their short-term nature.

Accounts Receivable, Net

Accounts receivable, net consists of trade receivables which are amounts due from the Company's specialty pharmacy and specialty distributor customers related to product sales. The Company records trade receivables net of discounts, chargebacks, and any allowances for potential credit losses. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period of time. For the year ended December 31, 2024, the Company did not record any expected credit losses related to outstanding accounts receivable.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product revenue. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of product revenue in the statements of operations. There were no expenses recorded for excess inventory or other impairments during the year ended December 31, 2024.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets ranging from three to five years, and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. As of December 31, 2024 and 2023, property and equipment, net was not material. Depreciation expense for each of the years ended December 31, 2024, 2023, and 2022 was immaterial.

Leases

Contractual arrangements that meet the definition of a lease are classified as operating or finance leases and are recorded on the balance sheets as both a right-of-use asset, or ROU asset, and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate, or IBR. Lease ROU assets and lease obligations are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company currently does not have any finance leases.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived asset group, which consist of property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, no impairments have been recognized in the financial statements.

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

Under the terms of the Ipsen License Agreement, (i) Ipsen paid the Company an upfront license fee in the amount of $70.8 million and (ii) Ipsen Biopharmaceuticals, Inc., or the Investor, a fully-owned United States affiliate of Ipsen, purchased 2,341,495 shares of the Company’s common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the volume weighted average price, or VWAP, of the Company’s common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of the Company’s public release of U.S. GAAP revenue for the quarter ended June 30, 2024 on July 30, 2024, or the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between the Company and the Investor dated July 23, 2024. The Company is also eligible to receive up to approximately $330.0 million based on exchange rates as of the reporting date in additional commercial launch and sales-based milestone payments, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement.

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

If a license to the Company's intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the license as revenue upon transfer of control of the license. All other promised goods or services in the agreement are evaluated to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct. Optional future services where any additional consideration paid to the Company reflects their standalone selling prices do not provide the customer with a material right, and, therefore, are not considered performance obligations. If optional future services are priced in a manner which provides the customer with a significant or incremental discount, they are material rights, and are accounted for as separate performance obligations.

When consideration is received from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded within deferred revenue. Contract liabilities within deferred revenue are recognized as revenue after control of the goods or services is transferred to the customer and all revenue recognition criteria have been met.

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

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty of the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the statements of operations.

Share-Based Compensation

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

The fair value of restricted stock units granted is determined based on the stock price on the date of grant. The Company uses the straight-line attribution method for recognizing share-based compensation expense for awards with service condition. The Company recognizes share-based compensation expense for awards with performance conditions when it is probable that the condition will be met, and the award will vest. The Company recognizes forfeitures by reducing the expense in the same period the forfeitures occur. The Company classifies share-based compensation expense in the statements of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

Income Taxes

Income taxes are accounted for using the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions. These reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its filings or positions is more likely than not to be realized following resolution of any potential contingencies related to the tax benefit. Potential interest related to the underpayment of income taxes will be classified as a component of income tax expense and any related penalties will be classified as income tax expense.

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

Comprehensive Loss

Comprehensive loss represents all changes in stockholders' equity except those resulting from and distributions to stockholders. The Company’s unrealized gains and losses on available-for-sale securities represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the statements of comprehensive loss.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The ASU is effective for fiscal years beginning after December 15, 2026 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the effect of this update on its financial statement disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which requires incremental disclosure of segment information on an interim and annual basis. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application to all prior periods presented in the financial statements is required for public entities. The Company adopted ASU 2023-07 on January 1, 2024, which resulted in additional disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. See Note 13 "Segment Reporting" in the accompanying notes to the financial statements for further detail.

3. Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of December 31, 2024 and 2023, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$16,728	$—	$—	$16,728
U.S. treasury securities	—	311,487	—	311,487
U.S. government agency securities	—	183,375	—	183,375
Total assets measured at fair value	$16,728	$494,862	$—	$511,590

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$47,003	$—	$—	$47,003
U.S. treasury securities	—	246,208	—	246,208
U.S. government agency securities	—	63,202	—	63,202
Total assets measured at fair value	$47,003	$309,410	$—	$356,413

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

There were no assets or liabilities classified as Level 3 as of December 31, 2024 and 2023.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$16,728	$—	$—	$16,728
U.S. government agency securities	75,163	—	—	75,163
U.S. treasury securities	12,947	—	—	12,947
Total cash equivalents	104,838	—	—	104,838

Short-term investments
U.S. government agency securities	108,210	13	(11)	108,212
U.S. treasury securities	298,457	85	(2)	298,540
Total short-term investments	$406,667	$98	$(13)	$406,752

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$47,003	$—	$—	$47,003
U.S. government agency securities	63,202	—	—	63,202
U.S. treasury securities	110,645	—	—	110,645
Total cash equivalents	220,850	—	—	220,850

Short-term investments
U.S. treasury securities	135,554	9	—	135,563
Total short-term investments	$135,554	$9	$—	$135,563

The following table summarizes the maturities of our cash equivalents and available-for-sale securities (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Mature in one year or less	$511,505	$511,590
Total	$511,505	$511,590

	December 31, 2023
	Amortized Cost	Fair Value
Mature in one year or less	$356,404	$356,413
Total	$356,404	$356,413

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2024 and 2023, there were no securities that were in an unrealized loss position for more than 12 months. As of December 31, 2024 and 2023, the unrealized losses, if any, on the Company’s short-term investments were primarily caused by interest rate increases. The Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis. Realized gains and losses were immaterial for the year ended December 31, 2024. There were no realized gains and losses for the year ended December 31, 2023.

4. Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid research and development expenses	$8,216	$5,657
Prepaid insurance	830	918
Other prepaid expenses and other assets	4,367	2,352
Total prepaid expenses and other current assets	$13,413	$8,927

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued research and development expenses	$18,760	$12,643
Accrued milestone payment	20,000	—
Accrued payroll related expenses	13,943	9,165
Accrued professional service expenses	3,758	3,675
Other	12,164	1,041
Total accrued expenses and other current liabilities	$68,625	$26,524

5. Intangible Assets

Intangible assets, net consisted of the following:

	December 31, 2024	December 31, 2023
Intangible assets with finite lives:
License agreement milestone payment	$9,000	$—
PRV-related obligation payment	8,100	—
Intangible assets, gross	17,100	—
Less accumulated amortization	(1,470)	—
Intangible assets, net	$15,630	$—

The Company incurred amortization expense of $1.5 million for the year ended December 31, 2024.

The estimated aggregate amortization expense for amortizable finite-lived intangible assets as of December 31, 2024 is as follows:

Year Ending December 31,	Estimated Amortization Expense
2025	$2,345
2026	2,345
2027	2,345
2028	2,345
2029	2,345
Thereafter	3,905
Total future expected amortization expense	$15,630

6. Significant Agreements

Takeda asset purchase agreement

On December 16, 2019, a subsidiary of the Company entered into an asset purchase agreement, or the Takeda Asset Agreement, with Millennium Pharmaceuticals, Inc., a related party and an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. Effective December 31, 2021, the subsidiary was merged with and into the Company, with the Company being the surviving corporation and assuming the subsidiary’s obligations under the Takeda Asset Agreement. Pursuant to the Takeda Asset Agreement, the Company purchased certain technology rights and know-how related to TAK-580 (which is now OJEMDA™ (tovorafenib)) that provides a new approach for treating patients with primary brain tumors or brain metastases of solid tumors. The Company also received clinical inventory supplies to use in the Company's research and development activities of such RAF-inhibitor and an assigned investigator clinical trial agreement. Takeda also assigned to the Company its exclusive license agreement, or the Viracta License Agreement, with Viracta. Takeda also granted the Company a worldwide, sublicensable exclusive license under specified patents and know-how and non-exclusive license under other patents and know-how generated by Takeda under the Takeda Asset Agreement. The Company also granted Takeda a grant back license, as defined in the Takeda Asset Agreement, which is terminable either automatically or by the Company in the event Takeda does not achieve specified development milestones within the applicable timeframes set forth under the Takeda Asset Agreement. This grant back license to Takeda was terminated at the time of conversion of the company from an LLC to a corporation in connection with the Millennium Stock Exchange Agreement.

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

In consideration for the sale and assignment of assets and the grant of the license under the Takeda Asset Agreement, the Company made an upfront payment of $1.0 million in cash and issued 9,857,143 shares of Series A redeemable convertible preferred stock in the Company’s subsidiary in December 2019. The fair value of issued shares was estimated as $9.9 million, based on the price paid by other investors for issued shares in the Series A financing of the Company’s subsidiary. Based on the terms of the Millennium Stock Exchange Agreement, Takeda exchanged the 9,857,143 shares of Series A redeemable convertible preferred stock of the Company’s subsidiary for 6,470,382 shares of the Company's common stock upon the effectiveness of the conversion of the company from an LLC to a corporation, on May 26, 2021.

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

On March 4, 2024, the Company entered into an amendment to the Viracta License Agreement. As part of the amendment, the Company made a one-time payment in March 2024 to Viracta of $5.0 million, which was recorded as research and development expenses during the year ended December 31, 2024, in exchange for reduced future payment obligations ranging from the mid-teens to the high single-digit percentage related to the future sale or use of the rare pediatric disease PRV received.

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

On May 29, 2024, the Company sold its rare pediatric disease PRV for $108.0 million to an undisclosed buyer. As part of the transaction, $8.1 million of the total consideration received from the sale of the rare pediatric disease PRV was paid to Viracta to fully satisfy PRV-related obligations under the Viracta License Agreement and was capitalized as a finite-lived intangible asset, which will be amortized on a straight-line basis over its estimated useful life. The gross proceeds of $108.0 million were recorded as a gain from sale of priority review voucher in the accompanying statements of operations during the year ended December 31, 2024. As of December 31, 2024, the unamortized finite-lived intangible asset was $7.4 million. Related amortization expense will be recorded as cost of product revenue in the Company’s statements of operations.

On December 3, 2024, Viracta assigned the Viracta License Agreement to XOMA (US) LLC, or XOMA, pursuant to a Royalty Purchase Agreement dated March 22, 2021, between Viracta and XOMA, whereby Viracta sold its right, title, and interest in and to the Viracta License Agreement to XOMA. The Company has agreed to the assignment and novation of the Viracta License Agreement to XOMA as successor party, now XOMA License Agreement. In connection with such assignment, the parties also agreed to assign all rights, title and interest in related intellectual property. No material terms of the XOMA License Agreement have been amended or modified in relation to the same.

As of December 31, 2024, the Company could be required to make additional milestone payments of up to $40.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication upon achievement of a specified milestone event being lower than milestones payable for the first indication. Commencing with the first commercial sale of OJEMDA in a country, the Company is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the XOMA licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. As of December 31, 2024, the Company could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

Research collaboration and license agreement with Sprint Bioscience AB

On August 15, 2023, the Company entered into a research collaboration and license agreement, or the Sprint License Agreement, with Sprint Bioscience AB, or Sprint, a Swedish corporation located in Huddinge, Sweden. Under the Sprint License Agreement, Sprint granted to the Company an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development an inhibitor targeting Vaccinia Related Kinase 1, or VRK1.

The term of the Sprint License Agreement will expire on a licensed product and country basis upon the expiration of the royalty term with respect to such licensed product and such country, unless terminated earlier. The Company has the right to terminate the Sprint License Agreement in its entirety, or on a licensed product-by-licensed product basis, at will upon a specified notice period.

The Company paid $3.0 million upfront in cash to Sprint, which was recorded as research and development expenses as the technology does not have an alternative future use. As of December 31, 2024, the Company could be required to make milestone payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

The term of the MabCare License Agreement will expire in its entirety upon the expiration of the last to expire royalty term with respect to all licensed products in the Company's territory, unless terminated earlier. Following the expiration of the royalty term for a licensed product in a country, the license granted to the Company shall become non-exclusive, fully paid-up, royalty-free, perpetual, and irrevocable for such licensed product in such country. Upon the expiration of the term, the license granted to the Company shall become non-exclusive, transferable, sublicensable, fully paid, royalty free, perpetual, and irrevocable in its entirety.

In consideration for the rights granted under the MabCare License Agreement, the Company made a $55.0 million upfront payment in July 2024. The upfront payment was recorded as research and development expenses, as the technology and supplies licensed do not have an alternative future use. As of December 31, 2024, the Company could be required to make additional payments of $1,152.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial. As of December 31, 2024, the Company accrued a milestone liability of $20.0 million.

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

As of December 31, 2024, the Company is also eligible to receive up to approximately $330.0 million based on exchange rates as of the reporting date in additional commercial launch and sales-based milestone payments, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

In addition, the Ipsen License Agreement provides that the Company will supply to Ipsen, and Ipsen will purchase from the Company, all required quantities of tovorafenib for all territories outside the United States in accordance with a supply agreement to be entered into by and between the Company and Ipsen, or the Ipsen Supply Agreement. The Company determined that the cost-plus rate to be charged for the supply of tovorafenib does not represent a material right. Ipsen has the right to request a manufacturing technology transfer of the then-current manufacturing process of tovorafenib under the Ipsen License Agreement, and such consent shall not be unreasonably withheld, such that upon completion of the manufacturing technology transfer, Ipsen or a third-party would be solely responsible for the manufacture of tovorafenib for all territories outside the United States.

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

The Company allocated the transaction price to the performance obligations based on their relative standalone selling price. The Company developed the estimated stand-alone selling price for each license using discounted cash flow models. In developing this estimate, the Company applied judgment in the determination of the assumptions relating to forecasted future revenues, the discount rate, and the probability of success. The stand-alone selling price for each of the research and development services was estimated based on the Company’s forecasted costs to be incurred to fulfill the obligations plus a reasonable margin. The portion of the transaction price allocable to the relapsed or refractory and front-line pLGG licenses to intellectual property was recognized as license revenue at the point in time in which Ipsen had the right to use the license/know-how, which occurred during the year ended December 31, 2024. The portion of the transaction price allocable to the relapsed or refractory, front-line and companion diagnostic research and development services performance obligations will be recognized over time as the services are delivered based on costs incurred relative to the total estimated cost to deliver the services. During the year ended December 31, 2024, $73.9 million of license revenue was recognized with $1.6 million and $3.2 million of the undelivered services included in current and non-current deferred revenue, respectively.

7. Commitments and Contingencies

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

In April 2022, the Company entered into a lease agreement for approximately 12,000 square feet of general use office space in Brisbane, California. Such agreement was determined to be a lease since the right to control the use of the identified asset was conveyed to the Company for a period of time in exchange for consideration. The term of the lease is 31 months and commenced in May 2022. There is no option to extend the lease term nor is there an option to terminate the lease term prior to its expiration. The Company is obligated to pay monthly rent expense and its pro rata share of the landlord's operating expenses which include utilities, common area maintenance expenses, and property taxes. Such expenses are a non-lease component and a variable consideration and included in the Company's operating expenses as incurred. The Company concluded that this lease is also an operating lease. The total payments for base rent over the term of the lease is approximately $1.1 million. Upon execution of the agreement, the Company paid a security deposit of approximately $40,000 classified as deposits and other long-term assets on the balance sheet.

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

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of December 31, 2024, the weighted-average remaining lease term and weighted-average discount rate were 7.0 years and 12.9%, respectively.

The Company’s lease does not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.6 million, $0.4 million, and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Variable payments expensed during the years ended December 31, 2024, 2023, and 2022 were immaterial.

As of December 31, 2024, the future lease obligations were as follows (in thousands):

Year Ending December 31,
2025	350
2026	432
2027	445
2028	459
2029	711
Thereafter	1,981
Total future minimum lease payments	4,378
Less: imputed interest	(1,776)
Present value of operating lease liabilities	2,602
Less: current portion of operating lease liabilities	(10)
Long-term portion of operating lease liabilities	$2,592

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of December 31, 2024 and 2023, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into license agreements, as disclosed in Note 5, with various parties under which it is obligated to make contingent and non-contingent payments.

Purchase Commitments

To support product needs for OJEMDA, the Company has entered into a manufacturing and supply agreement with Quotient Sciences - Philadelphia, LLC in July 2023 that requires the Company to meet minimum purchase obligations on an annual basis. The remaining amount of future minimum purchase obligations under the manufacturing and supply agreement over the next five years is approximately $14.1 million, in aggregate, as of December 31, 2024. For the year ended December 31, 2024, the Company has made $3.0 million of purchases under the purchase obligation.

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

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims to date, and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of December 31, 2024 and 2023.

8. Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value of $0.0001 per share. As of December 31, 2024, 101,116,162 shares of common stock were issued and outstanding.

The Company has reserved shares of common stock for future issuances as follows:

December 31, 2024
Common stock options issued and outstanding	12,127,435
Common stock available for future grants	3,482,006
Common stock available for ESPP	2,421,745
Restricted stock units issued and outstanding	1,774,287
Pre-funded warrants	1,517,241
Total	21,322,714

2024 Private Placement

In July 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors, or the PIPE Investors, pursuant to which the Company agreed to sell and issue to the PIPE Investors in a private placement, or the Private Placement, an aggregate of (i) 10,551,718 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $14.50 per share and (ii) 1,517,241 pre-funded warrants, or the Pre-Funded Warrants, to purchase up to an aggregate of 1,517,241 shares of the Company's common stock, or the Warrant Shares, at a purchase price of $14.4999 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.0001 per Warrant Share.

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

The Pre-Funded Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such Pre-Funded Warrants do not provide any guarantee of value or return. The Company valued the Pre-Funded Warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the Private Placement proportionately to the Company's common stock and Pre-Funded Warrants.

The Private Placement closed on August 1, 2024 and the Company received net proceeds of $166.5 million, after deducting placement agent fees, offering costs, and other expenses, of which $145.6 million was allocated to the common stock and $20.9 million was allocated to the Pre-Funded Warrants. The net proceeds were recorded as a component of additional paid-in capital.

Investment agreement with Ipsen Biopharmaceuticals, Inc.

In July 2024, the Company entered into the Ipsen License Agreement, pursuant to which, the Company licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services. Under the terms of the Ipsen License Agreement, (i) Ipsen paid the Company an upfront license fee in the amount of $70.8 million and (ii) the Investor, a fully-owned United States affiliate of Ipsen, purchased 2,341,495 shares of the Company’s common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the VWAP of the Company’s common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between the Company and the Investor dated July 23, 2024. The Company valued the shares at issuance at $32.6 million, concluding that the Company's common stock price as traded on The Nasdaq Stock Market LLC on the closing date of the transaction approximated fair value, which was recorded as a component of additional paid-in capital.

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

At-The-Market Offering

The Company has entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of the Company’s common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. The Company has no obligation to sell any shares and could at any time suspend solicitations and offers under the ATM. No shares of the Company’s common stock have been sold under the ATM as of December 31, 2024.

9. Share-based Compensation

Share-based compensation expense recorded in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development expense	$16,710	$14,381	$8,486
Selling, general and administrative expense	31,553	24,960	18,756
Total share-based compensation expense	$48,263	$39,341	$27,242

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

Stock Options

The following table provides a summary of stock option activity during the year ended December 31, 2024.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	10,211,758	$17.10
Granted	2,915,362	$14.28
Exercised	(172,163)	$13.18		$401.5
Forfeiture	(827,522)	$16.84
Outstanding at December 31, 2024	12,127,435	$16.50	7.5	$748.5
Vested and expected to vest at December 31, 2024	12,127,435	$16.50	7.5	$748.5
Exercisable at December 31, 2024	7,610,570	$16.66	7.0	$431.2

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $0.4 million, $0.6 million and $1.6 million, respectively.

The total fair value of options that vested during the years ended December 31, 2024, 2023, and 2022 were $33.3 million, $29.2 million and $23.1 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2024, 2023, and 2022 were $9.22 per share, $13.14 per share, and $10.03 per share, respectively.

Unrecognized share-based compensation for stock options as of December 31, 2024 was $45.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards granted with the following assumptions:

Year Ended December 31,
	2024	2023	2022
Expected term (in years)	5.27 - 6.74	5.27 - 6.25	2.92 - 6.33
Expected volatility	68.27% - 70.57%	68.74% - 81.98%	65.20% - 81.68%
Risk-free interest rate	3.43% - 4.47%	3.47% - 4.67%	1.47% - 4.37%
Expected dividend yield	—	—	—

Restricted Stock Units

The following table provides a summary of restricted stock units activity under the 2021 Plan during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2023	1,031,545	$18.27
Granted	1,640,180	$14.35
Vested	(680,963)	$16.48
Forfeiture	(216,475)	$16.22
Unvested restricted stock units at December 31, 2024	1,774,287	$15.58

Unamortized share-based compensation for restricted stock units as of December 31, 2024 was $25.8 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Awards

The following table provides a summary of the unvested common stock awards activity during the year ended December 31, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2023	747,679	$16.00
Vested	(636,647)	$16.00
Forfeiture	(28,751)	$16.00
Unvested common stock as of December 31, 2024	82,281	$16.00

Unamortized share-based compensation for restricted stock awards as of December 31, 2024 was $0.5 million, which is expected to be recognized over a weighted-average period of 0.2 years.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share)) and (b) an amount determined by the board of directors. 407,629 shares have been issued under the ESPP as of December 31, 2024. The Company recognized $0.8 million, $0.8 million, and $0.5 million of compensation expense related to the ESPP plan for the years ended December 31, 2024, 2023, and 2022, respectively.

10. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders after the Conversion is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(95,496)	$(188,917)	$(142,181)
Net loss per share, basic and diluted	$(1.02)	$(2.37)	$(2.17)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	93,234,195	79,773,004	65,466,773

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of December 31,
	2024	2023
Stock options	12,127,435	10,068,258
Unvested common shares	82,281	747,679
Restricted stock units	1,774,287	984,920
Shares committed under ESPP	113,296	104,700
Total	14,097,299	11,905,557

11. Income Taxes

All pre-tax losses have been incurred in the United States. The total tax expense is comprised of current U.S. federal income tax expense of approximately $1.9 million and current U.S. state and local income tax expense of approximately $5.2 million.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State tax	28.9%	0.5%	0.6%
Permanent differences	(0.1)%	(0.3)%	—
Credits	19.3%	2.0%	1.7%
Change in valuation allowance	(68.5)%	(21.5)%	(22.6)%
Share-based compensation	(4.8)%	(1.7)%	(0.7)%
Uncertain tax positions	(3.9)%	—	—
Total	(8.1)%	—	—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets
Federal and state net operating loss carryforwards	$34,577	$38,973
Capitalized R&D Section 174 Expense	63,487	34,938
Credits	22,038	10,338
Intangible asset basis	24,206	4,034
Share-based compensation	8,892	4,775
Other	3,986	1,397
Total deferred tax assets	157,186	94,455
Total deferred tax liabilities	(1,729)	(75)
Less: valuation allowance	(155,457)	(94,380)
Net deferred tax assets	$—	$—

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Valuation allowance as of beginning of year	$94,380	$53,794	$23,778
Increases recorded to income tax provision	61,077	40,586	30,016
Valuation allowance as of end of year	$155,457	$94,380	$53,794

The Company has not generated taxable income since inception with the exception of the year ended December 31, 2024. Due to its history of losses, expected future losses and lack of other positive evidence, the Company determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2024, 2023, and 2022. The Company increased the valuation allowance by $61.1 million, $40.6 million, and $30.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, the Company had federal net operating loss carryforwards, or NOLs, of $93.6 million that do not expire and federal tax credits of $25.3 million available to offset tax liabilities that begin to expire in 2038. The Company also has gross state NOLs of $169.6 million and state tax credits of $2.9 million which are available to offset state tax liabilities. The state NOLs begin to expire in 2038 and the state tax credits do not expire.

During the year ended December 31, 2024, the Company completed a Section 382 study to determine whether an ownership change per the provisions of Section 382 of the Internal Revenue Code, as well as similar state provisions, has occurred. The Company’s current year utilization of net operating losses and income tax credits is not impacted by the provisions of Section 382 or 383. Utilization of its net operating loss and income tax credit carryforwards may be subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Internal Revenue Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding shares of a company by certain stockholders.

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

The following table reconciles the beginning and ending amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$2,634	$2,535	$1,141
Additions based on tax positions related to prior year	1,433	29	726
Additions based on tax positions related to current year	2,305	872	916
Reductions based on tax positions related to prior year	—	(802)	(248)
Reductions based on tax positions related to current year	—	—	—
Balance at end of year	$6,372	$2,634	$2,535

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2024, 2023 and 2022, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

The Company files income tax returns in the U.S. federal, California and other state tax jurisdictions. The federal and state income tax returns from December 31, 2018 to December 31, 2023 remain subject to examination.

12. Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For the year ended December 31, 2024, 2023, and 2022, the Company made matching contributions of $1.7 million, $1.3 million, and $0.8 million, respectively.

13. Segment Reporting

The Company views its operations and manages its business in one operating and one reportable segment, which includes all activities related to the identification, development and commercialization of medicines for childhood and adult diseases with equal intensity. The determination of a single operating segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker, or

CODM. The Company’s CODM is its Chief Executive Officer, who reviews and evaluates net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. Our CODM does not evaluate the operating segment using asset or liability information. The operating segment derives all net product revenues from the sales of OJEMDA in the United States through contractual arrangements with its specialty pharmacy and specialty distributor customers. All the Company’s assets are located in the United States.

In addition to the significant expense categories included within net loss presented on the Company's Statements of Operations, see below for disaggregated amounts that comprise research and development expenses:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$89,400	$71,294	$50,175
License upfront payments and milestones	80,000	8,000	2,500
Other research and development costs	8,949	8,465	3,598
Internal costs:
Employee related expenses	49,353	42,762	29,345
Total research and development expenses	$227,702	$130,521	$85,618

(1) Costs incurred under agreements with third-party CROs, CMOs, and other third parties that conduct clinical activities on the Company's behalf.