Form 10-K/A
period 2024-12-31
Day One Biopharmaceuticals, Inc.
filed 2025-03-06
CIK 1845337

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“the “Original Filing”), filed with the U.S. Securities and Exchange Commission on February 25, 2025 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to (i) amend the Consent filed as Exhibit 23.1 in the Original Filing, which did not conform with the consent provided by the Company's Independent Registered Public Accounting Firm as it inadvertently referenced the incorrect date with respect to the Report of Independent Registered Public Accounting Firm, omitted reference to the Company’s Registration Statement No. 333-284210 on Form S-8 and Registration Statement No. 333-281822 on Form S-3 and referenced the incorrect location of the office of the Independent Registered Public Accounting Firm and (ii) amend the reports that include reference to “Report of Independent Registered Public Accounting Firm” contained in Part II, Item 8 “Financial Statements and Supplementary Data” of the Original Filing (the “Audit Reports”), which inadvertently contained incorrect references between the Audit Reports and the financial statements.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not restate, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have included the entire text of Item 8 and Item 9A of the Original Filing in this Amendment No. 1 and this Amendment No. 1 also contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, which are being filed as Exhibits 31.1, 31.2 and 32.1 hereto, respectively.

Table of Contents

		Page
PART II
Item 8.	Financial Statements and Supplementary Data	1
Item 9A.	Controls and Procedures	1

PART IV
Item 15.	Exhibits, Financial Statement Schedules	2

i

PART II

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

(3) Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation, dated June 1, 2021, as amended June 22, 2023.	10-Q	001-40431	August 7, 2023

3.2	Amended and Restated Bylaws, dated February 17, 2023.	8-K	001-40431	February 23, 2023

3.3	Certificate of Ownership and Merger, dated December 23, 2021	10-K	001-40431	March 7, 2022

4.1	Form of Common Stock Certificate	S-1/A	333-255754	May 24, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated February 1, 2021, by and among Day One Biopharmaceuticals Holding Company, LLC and certain of its stockholders.	S-1	333-255754	May 4, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-40431	July 30, 2024

4.4	Form of Registration Rights Agreement	8-K	001-40431	July 30, 2024

4.5	Description of Registrant’s Securities	10-K	001-40431	March 7, 2022

10.1^	Form of Indemnification Agreement with directors and officers	S-1	333-255754	May 4, 2021

10.2^	Form of Change in Control and Severance Agreement	10-K	001-40431	March 7, 2022

10.3^	2021 Equity Incentive Plan and forms of award agreements	S-8	333-276372	January 4, 2024

10.4^	2021 Employee Stock Purchase Plan and forms of award agreements	S-8	333-276372	January 4, 2024

10.5^	2022 Equity Inducement Plan and forms of agreement	S-8	333-268071	October 31, 2022

10.6†	Office Lease, dated June 26, 2024, by and between Arcus Biosciences, Inc., a Delaware corporation, and Day One Biopharmaceuticals, Inc.	10-K	001-40431	February 25, 2025

10.7†	Asset Transfer and License Agreement, effective as of December 16, 2019, by and between DOT Therapeutics-1, Inc. and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.8†	License Agreement for RAF, effective as of December 16, 2019, by and between Sunesis Pharmaceuticals, Inc. and DOT Therapeutics-1, Inc.	S-1	333-255754	May 4, 2021

10.9†	License Agreement, dated February 10, 2021, by and between Merck KGaA, Darmstadt, Germany and Day One Biopharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.10	Stock Exchange Agreement, dated May 4, 2021, by and between Day One Biopharmaceuticals Holding Co., LLC and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.11†	Amendment No. 1 to the License Agreement for RAF, dated March 4, 2024, by and between Day One Biopharmaceuticals, Inc. and Sunesis Pharmaceuticals, Inc.	8-K	001-40431	March 7, 2024

10.12†*	Asset Purchase Agreement, dated May 29, 2024.	10-Q	001-40431	August 2, 2024

10.13†*	Exclusive License Agreement by and between MabCare Therapeutics and Day One Biopharmaceuticals, Inc. dated June 17, 2024.	10-Q	001-40431	August 2, 2024

10.14†*	Exclusive License Agreement by and between Day One Biopharmaceuticals, Inc. and Ipsen Pharma SAS dated July 23, 2024.	10-Q	001-40431	October 30, 2024

19.1	Insider Trading Policy	10-K	001-40431	February 25, 2025

21.1	Subsidiaries of the Registrant	10-K	001-40431	February 25, 2025

23.1	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm				X

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	10-K	001-40431	February 25, 2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Compensation Recovery Policy	10-K	001-40431	February 25, 2025

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	X

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: March 6, 2025	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President (Principal Executive Officer)

DAY ONE BIOPHARMACEUTICALS, INC.

Date: March 6, 2025	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy Bender, Ph.D., M.B.A.	Chief Executive Officer and President (Principal Executive Officer)	March 6, 2025
Jeremy Bender, Ph.D., M.B.A.

/s/ Charles N. York II, M.B.A.	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2025
Charles N. York II, M.B.A.

*	Chair and Director	March 6, 2025
Garry Nicholson

*	Director	March 6, 2025
Habib Dable

*	Director	March 6, 2025
Scott Garland

*	Director	March 6, 2025
Michael Gladstone

*	Director	March 6, 2025
William Grossman, M.D., Ph.D.

*	Director	March 6, 2025
Natalie Holles

*	Director	March 6, 2025
John A. Josey, Ph.D., M.B.A.

*	Director	March 6, 2025
Saira Ramasastry, M.S., M.Phil.

* By: /s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Day One Biopharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Day One Biopharmaceuticals, Inc. (the "Company") as of December 31, 2024 and 2023, and the related statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Accrued Clinical Trial Expenses

As described in Notes 2 and 4 to the financial statements, the Company records accrued liabilities for estimated costs of clinical trials conducted by third-party service providers. As disclosed by management, these costs are accrued based on factors such as estimates of the work completed and in accordance with terms established with third-party service providers under the service agreements. Management makes judgments and estimates in determining the accrued liabilities for estimated costs of clinical trials each reporting period and monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with clinical research organizations (“CROs”) and review of contractual terms. Within accrued expenses and other current liabilities, management has recorded $18.8 million of accrued research and development expenses as of December 31, 2024, a portion of which relates to accrued clinical trial expenses.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Day One Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of operations, comprehensive loss, stockholders’ equity and cash flows of Day One Biopharmaceuticals, Inc. (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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