Form 10-Q
period 2025-03-31
Day One Biopharmaceuticals, Inc.
filed 2025-05-06
CIK 1845337

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 101,362,468 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of OJEMDA™ (tovorafenib) and our product candidates, potential therapeutic benefits and economic value of OJEMDA and our product candidates, our ability to market and sell OJEMDA while maintaining full compliance with applicable federal and state laws, rules and regulations, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by products and product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the potential impact of global business or macroeconomic conditions, including as a result of inflation, changing interest rates, cybersecurity incidents, significant political or regulatory developments or changes in trade policy, including tariffs or shifting priorities within the U.S. Food and Drug Administration, and global regional conflicts on our operations and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and other similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “Day One,” “the Company,” “we,” “us,” and “our” refer to Day One Biopharmaceuticals, Inc., a Delaware corporation unless otherwise noted. “Day One” and all product and product candidate names are our common law trademarks. This Quarterly Report contains additional trade names, trademarks and service marks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I-FINANCIAL INFORMATION

Day One Biopharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$33,358	$124,968
Short-term investments	439,662	406,752
Accounts receivable, net	18,054	13,876
Inventory	3,565	3,321
Prepaid expenses and other current assets	14,012	13,413
Total current assets	508,651	562,330
Property and equipment, net	2,508	2,285
Operating lease right-of-use asset	2,577	2,422
Intangible assets, net	20,405	15,630
Deposits and other long-term assets	215	121
Total assets	$534,356	$582,788
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,540	$3,262
Accrued expenses and other current liabilities	43,641	68,625
Current portion of deferred revenue	1,636	1,554
Current portion of operating lease liabilities	62	10
Total current liabilities	47,879	73,451
Long-term portion of deferred revenue	3,350	3,233
Long-term portion of operating lease liabilities	2,854	2,592
Other long-term liability	761	761
Total liabilities	54,844	80,037
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 101,353,781 and 101,116,162 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	10	10
Additional paid-in-capital	1,069,631	1,056,738
Accumulated other comprehensive income	(52)	84
Accumulated deficit	(590,077)	(554,081)
Total stockholders’ equity	479,512	502,751
Total liabilities and stockholders' equity	$534,356	$582,788

See accompanying notes to the condensed financial statements.

4

Day One Biopharmaceuticals, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue, net	$30,503	$—
License revenue	258	—
Total revenues	30,761	—
Cost and operating expenses:
Cost of product revenue	2,884	—
Research and development	39,619	40,210
Selling, general and administrative	29,325	26,557
Total cost and operating expenses	71,828	66,767
Loss from operations	(41,067)	(66,767)
Non-operating income:
Investment income, net	5,094	4,365
Other expense, net	(23)	(10)
Total non-operating income, net	5,071	4,355
Loss before income taxes	(35,996)	(62,412)
Income tax benefit (expense)	—	—
Net loss	(35,996)	(62,412)
Net loss per share - basic	$(0.35)	$(0.72)
Net loss per share - diluted	$(0.35)	$(0.72)
Weighted-average number of common shares used in net loss per share - basic	102,710,382	86,679,282
Weighted-average number of common shares used in net loss per share - diluted	102,710,382	86,679,282

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(35,996)	$(62,412)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(136)	(14)
Total comprehensive loss	$(36,132)	$(62,426)

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2024	101,116,162	$10	$1,056,738	$84	$(554,081)	$502,751
Issuance of common stock upon release of restricted stock units	238,354	—	—	—	—	—
Unvested common stock forfeiture	(735)	—	—	—	—	—
Share-based compensation expenses	—	—	12,893	—	—	12,893
Unrealized loss on available-for-sale securities	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	(35,996)	(35,996)
Balance at March 31, 2025	101,353,781	10	1,069,631	(52)	(590,077)	479,512

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

Day One Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,996)	$(62,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,861	12,644
Depreciation expense	94	23
Accretion of discounts on short-term investments, net	(4,250)	(1,292)
Amortization of intangible assets	725	—
Amortization of operating right-of-use asset	75	93
Changes in operating assets and liabilities:
Accounts receivable, net	(4,178)	—
Inventory	(212)	—
Prepaid expenses and other current assets	(606)	837
Deposits and other long-term assets	(94)	47
Accounts payable	(722)	2,204
Accrued expenses and other current liabilities	(26,984)	(1,765)
Deferred revenue	199	—
Operating lease liability	91	(108)
Net cash used in operating activities	(58,997)	(49,729)
Cash flows from investing activities:
Cash paid for purchase of short-term investments	(189,796)	(47,162)
Proceeds from maturity of short-term investments	161,000	136,450
Cash paid for acquired intangible assets	(3,500)	—
Cash paid for purchase of property and equipment	(317)	—
Net cash (used in) provided by investing activities	(32,613)	89,288
Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	—	48
Cash provided by financing activities	—	48
Net (decrease) increase in cash and cash equivalents	(91,610)	39,607
Cash and cash equivalents, beginning of period	124,968	230,784
Cash and cash equivalents, end of period	$33,358	$270,391
Supplemental disclosures of noncash activities:
Cash not yet paid for acquired intangible asset	2,000	—
Right-of-use asset obtained in exchange for new operating lease liabilities	230	—

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC, and should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. The condensed financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASU, of the Financial Accounting Standards Board, or FASB.

Certain prior period amounts in the Notes to the Condensed Financial Statements have been reclassified to conform to the current period's presentation. These reclassifications did not affect the prior period's total assets, liabilities, stockholders' equity, net loss or cash flows. Specifically, the reclassifications separately present accrued rebates and accrued federal and state taxes within Note 4.

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

For the three months ended March 31, 2025, two individual customers accounted for 98.4% of total net product revenue, with these individual customers representing 64.4% and 34.0% of the Company's total net product revenue. As of March 31, 2025, two customers accounted for 96.2% of the accounts receivable balance, with these individual customers representing 72.4% and 23.8% of the accounts receivable balance. No other individual customers account for more than 10.0% of net product revenue or accounts receivable. The Company monitors the financial condition of its customers so that it can appropriately respond to changes in their creditworthiness. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable.

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

3.
Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of March 31, 2025 and December 31, 2024, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$12,146	$—	$—	$12,146
U.S. treasury securities	—	345,377	—	345,377
U.S. government agency securities	—	94,285	—	94,285
Total assets measured at fair value	$12,146	$439,662	$—	$451,808

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$16,728	$—	$—	$16,728
U.S. treasury securities	—	311,487	—	311,487
U.S. government agency securities	—	183,375	—	183,375
Total assets measured at fair value	$16,728	$494,862	$—	$511,590

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

There were no assets or liabilities classified as Level 3 as of March 31, 2025 and December 31, 2024.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$12,146	$—	$—	$12,146
Total cash equivalents	12,146	—	—	12,146

Short-term investments
U.S. government agency securities	94,297	—	(12)	94,285
U.S. treasury securities	345,418	7	(48)	345,377
Total short-term investments	$439,715	$7	$(60)	$439,662

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$16,728	$—	$—	$16,728
U.S. government agency securities	75,163	—	—	75,163
U.S. treasury securities	12,947	—	—	12,947
Total cash equivalents	104,838	—	—	104,838

Short-term investments
U.S. government agency securities	108,210	13	(11)	108,212
U.S. treasury securities	298,457	85	(2)	298,540
Total short-term investments	$406,667	$98	$(13)	$406,752

The following table summarizes the maturities of our cash equivalents and available-for-sale securities (in thousands):

	March 31, 2025
	Amortized Cost	Fair Value
Mature in one year or less	$451,861	$451,808
Total	$451,861	$451,808

	December 31, 2024
	Amortized Cost	Fair Value
Mature in one year or less	$511,505	$511,590
Total	$511,505	$511,590

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2025 and December 31, 2024, there were no securities that were in an unrealized loss position for more than 12 months. As of March 31, 2025, the unrealized losses on the Company’s short-term investments were primarily caused by interest rate increases. The Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis.

4.
Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid research and development expenses	$9,733	$8,216
Prepaid insurance	305	830
Other prepaid expenses and other assets	3,974	4,367
Total prepaid expenses and other current assets	$14,012	$13,413

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued research and development expenses	$18,457	$18,760
Accrued rebates	6,008	4,518
Accrued federal and state taxes	4,966	4,966
Accrued professional service expenses	4,943	3,758
Accrued payroll related expenses	4,202	13,943
Accrued milestone payment	2,000	20,000
Other	3,065	2,680
Total accrued expenses and other current liabilities	$43,641	$68,625

5. Intangible Assets

Intangible assets, net consisted of the following:

	March 31, 2025	December 31, 2024
Intangible assets with finite lives:
License agreement milestone payments	$14,500	$9,000
PRV-related obligation payment	8,100	8,100
Intangible assets, gross	22,600	17,100
Less accumulated amortization	(2,195)	(1,470)
Intangible assets, net	$20,405	$15,630

The Company incurred amortization expense of $0.7 million for the three months ended March 31, 2025.

The estimated aggregate amortization expense for amortizable, finite-lived intangible assets as of March 31, 2025 is as follows:

Year Ending December 31,	Estimated Amortization Expense
2025 (Remaining)	$2,385
2026	3,180
2027	3,180
2028	3,180
2029	3,180
Thereafter	5,300
Total future expected amortization expense	$20,405

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

The Company paid $2.0 million upfront in cash to Viracta in December 2019, which was recorded as research and development expenses as the technology does not have an alternative future use.

On March 4, 2024, the Company entered into an amendment to the Viracta License Agreement. As part of the amendment, the Company made a one-time payment in March 2024 to Viracta of $5.0 million, which was recorded as research and development expenses during the year ended December 31, 2024, in exchange for reduced future payment obligations ranging from the mid-teens to the high single-digit percentage related to the future sale or use of the rare pediatric disease priority review voucher, or PRV, received.

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

On May 29, 2024, the Company sold its rare pediatric disease PRV for $108.0 million to an undisclosed buyer. As part of the transaction, $8.1 million of the total consideration received from the sale of the rare pediatric disease PRV was paid to Viracta to fully satisfy PRV-related obligations under the Viracta License Agreement and was capitalized as a finite-lived intangible asset, which will be amortized on a straight-line basis over its estimated useful life. The gross proceeds of $108.0 million were recorded as a gain from sale of priority review voucher in the accompanying statements of operations during the year ended December 31, 2024. As of March 31, 2025, the unamortized finite-lived intangible asset was $7.2 million. Related amortization expense will be recorded as cost of product revenue in the Company’s statements of operations.

On December 3, 2024, Viracta assigned the Viracta License Agreement to XOMA (US) LLC, or XOMA, pursuant to a Royalty Purchase Agreement dated March 22, 2021, between Viracta and XOMA, whereby Viracta sold its right, title, and interest in and to the Viracta License Agreement to XOMA. The Company has agreed to the assignment and novation of the Viracta License Agreement to XOMA as successor party, now referred to as the XOMA License Agreement. In connection with such assignment, the parties also agreed to assign all rights, title and interest in related intellectual property. No material terms of the XOMA License Agreement have been amended or modified in relation to the same.

On March 27, 2025, Ipsen Pharma SAS received validation of its completed submission of the Marketing Authorization Application to the European Medicines Agency, or EMA, for tovorafenib for the treatment of patients with relapsed or refractory pLGG. As a result, the Company paid $4.0 million to XOMA for the achievement of this milestone in March 2025.

As of March 31, 2025, the Company could be required to make additional milestone payments of up to $36.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication upon achievement of a specified milestone event being lower than milestones payable for the first indication. Commencing with the first commercial sale of OJEMDA in a country, the Company is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the XOMA licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, the Company made an upfront payment of $8.0 million in March 2021, which was recorded as research and development expenses, as the technology does not have an alternative future use and supplies are used for research activities. As of March 31, 2025, the Company could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

The Company paid $3.0 million upfront in cash to Sprint in September 2023, which was recorded as research and development expenses as the technology does not have an alternative future use. As of March 31, 2025, the Company could be required to make milestone payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

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

In consideration for the rights granted under the MabCare License Agreement, the Company made a $55.0 million upfront payment in July 2024. The upfront payment was recorded as research and development expenses, as the technology and supplies licensed do not have an alternative future use. As of March 31, 2025, the Company could be required to make additional payments of $1,132.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. In January 2025, the Company cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial. The Company made a $20.0 million milestone payment to MabCare in January 2025 for the achievement of this milestone.

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

Under the terms of the Ipsen License Agreement, (i) Ipsen paid the Company an upfront license fee in the amount of $70.8 million in August 2024 and (ii) the Investor, a fully-owned United States affiliate of Ipsen, purchased 2,341,495 shares of the Company’s common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the VWAP of the Company’s common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between the Company and the Investor dated July 23, 2024.

As of March 31, 2025, the Company is also eligible to receive up to approximately $350.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date. The Company is also entitled to tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

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

The Company allocated the transaction price to the performance obligations based on their relative standalone selling price. The Company developed the estimated stand-alone selling price for each license using discounted cash flow models. In developing this estimate, the Company applied judgment in the determination of the assumptions relating to forecasted future revenues, the discount rate, and the probability of success. The stand-alone selling price for each of the research and development services was estimated based on the Company’s forecasted costs to be incurred to fulfill the obligations plus a reasonable margin. The portion of the transaction price allocable to the relapsed or refractory and front-line pLGG licenses to intellectual property was recognized as license revenue at the point in time in which Ipsen had the right to use the license/know-how, which occurred during the year ended December 31, 2024. The portion of the transaction price allocable to the relapsed or refractory, front-line and companion diagnostic research and development services performance obligations will be recognized over time as the services are delivered based on costs incurred relative to the total estimated cost to deliver the services. During the three months ended March 31, 2025, $0.3 million of license revenue was recognized with $1.6 million and $3.4 million of the undelivered services included in current and non-current deferred revenue, respectively.

7.
Commitments and Contingencies

Leases

In April 2022, the Company entered into a lease agreement for approximately 12,000 square feet of general use office space in Brisbane, California. The agreement was determined to be a lease since the right to control the use of the identified asset was conveyed to the Company for a period of time in exchange for consideration. The lease commenced in May 2022 and expired in November 2024. The Company was obligated to pay monthly rent expense and its pro rata share of the landlord's operating expenses which include utilities, common area maintenance expenses, and property taxes. Such expenses were a non-lease component and a variable consideration and included in the Company's operating expenses as incurred. The Company concluded that this lease was an operating lease.

In June 2024, the Company entered into a lease agreement for approximately 19,000 square feet of general use office space in Brisbane, California. The agreement was determined to be a lease since the right to control the use of the identified asset was conveyed to the Company for a period of time in exchange for consideration. The term of the lease is approximately 7.4 years and commenced in August 2024. There is no option to extend the lease term nor is there an option to terminate the lease term prior to its expiration. The Company is obligated to pay monthly rent expense and its pro rata share of the landlord's operating expenses which include utilities, common area maintenance expenses, and property taxes. Such expenses are a non-lease component and a variable consideration and included in the Company's operating expenses as incurred. The Company concluded that this lease is an operating lease. The total payments for base rent over the term of the lease is approximately $4.4 million. Upon execution of the agreement, the Company paid a security deposit of approximately $86,000 classified as deposits and other long-term assets on the condensed balance sheet.

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of March 31, 2025, the weighted-average remaining lease term and weighted-average discount rate were 6.5 years and 12.9%, respectively.

The Company’s leases do not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.1 million for the three months ended March 31, 2025 and 2024. There was no cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2025. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million for the three months ended March 31, 2024. Variable payments expensed during the three months ended March 31, 2025 and 2024 were immaterial.

As of March 31, 2025, the future lease obligations were as follows (in thousands):

Year Ending December 31,
2025 (Remaining)	404
2026	527
2027	543
2028	492
2029	711
Thereafter	1,981
Total future minimum lease payments	4,658
Less: imputed interest	(1,742)
Present value of operating lease liabilities	2,916
Less: current portion of operating lease liabilities	(62)
Long-term portion of operating lease liabilities	$2,854

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of March 31, 2025 and December 31, 2024, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into license agreements, as disclosed in Note 6, with various parties under which it is obligated to make contingent and non-contingent payments.

Purchase Commitments

To support product needs for OJEMDA, the Company entered into a manufacturing and supply agreement with Quotient Sciences - Philadelphia, LLC in July 2023 that requires the Company to meet minimum purchase obligations on an annual basis. The remaining amount of future minimum purchase obligations under the manufacturing and supply agreement over the next five years is approximately $12.6 million, in aggregate, as of March 31, 2025. For the three months ended March 31, 2025 and 2024, the Company made purchases of $1.5 million and $0.5 million, respectively, under the purchase obligation.

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

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims to date, and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of March 31, 2025 and December 31, 2024.

8.
Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value of $0.0001 per share. As of March 31, 2025, 101,353,781 shares of common stock were issued and outstanding.

The Company has reserved shares of common stock for future issuances as follows:

March 31, 2025
Common stock options issued and outstanding	14,055,674
Common stock available for future grants	5,393,445
Common stock available for ESPP	3,448,112
Restricted stock units issued and outstanding	2,856,820
Pre-funded warrants	1,517,241
Total	27,271,292

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

Investment agreement with Ipsen Biopharmaceuticals, Inc.

In July 2024, the Company entered into the Ipsen License Agreement, pursuant to which, the Company licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services. Under the terms of the Ipsen License Agreement, (i) Ipsen paid the Company an upfront license fee in the amount of $70.8 million in August 2024 and (ii) the Investor, a fully-owned United States affiliate of Ipsen, purchased 2,341,495 shares of the Company’s common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the VWAP of the Company’s common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between the Company and the Investor dated July 23, 2024. The Company valued the shares at issuance at $32.6 million, concluding that the Company's common stock price as traded on The Nasdaq Stock Market LLC on the closing date of the transaction approximated fair value, which was recorded as a component of additional paid-in capital.

At-The-Market Offering

The Company has entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of the Company’s common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. The Company has no obligation to sell any shares and could at any time suspend solicitations and offers under the ATM. No shares of the Company’s common stock have been sold under the ATM as of March 31, 2025.

9.
Share-based Compensation

Share-based compensation expense recorded in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$4,251	$4,653
Selling, general and administrative expense	8,610	7,991
Total share-based compensation expense	$12,861	$12,644

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

Stock Options

The following table provides a summary of stock option activity during the three months ended March 31, 2025.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	12,127,435	$16.50
Granted	2,132,000	$11.86
Exercised	—	$—		$—
Forfeiture	(203,761)	$15.87
Outstanding at March 31, 2025	14,055,674	$15.81	7.6	$27.0
Vested and expected to vest at March 31, 2025	14,055,674	$15.81	7.6	$27.0
Exercisable at March 31, 2025	8,362,276	$16.58	6.8	$18.6

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There were no options exercised during the three months ended March 31, 2025. The total intrinsic value of options exercised during the three months ended March 31, 2024 was $0.1 million.

The total fair value of options that vested during the three months ended March 31, 2025 and 2024 was $8.4 million and $7.9 million, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 and 2024 was $7.73 per share and $9.31 per share, respectively.

Unrecognized share-based compensation for stock options as of March 31, 2025 was $52.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards granted with the following assumptions:

Three Months Ended March 31,
	2025	2024
Expected term (in years)	5.69 - 6.70	5.77 - 6.74
Expected volatility	68.30% - 69.13%	68.27% - 70.57%
Risk-free interest rate	3.99% - 4.48%	3.90% - 4.31%
Expected dividend yield	—	—

Restricted Stock Units

The following table provides a summary of restricted stock units activity under the 2021 Plan during the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2024	1,774,287	$15.58
Granted	1,393,000	$11.86
Vested	(247,041)	$14.73
Forfeiture	(63,426)	$14.14
Unvested restricted stock units at March 31, 2025	2,856,820	$13.88

Unamortized share-based compensation for restricted stock units as of March 31, 2025 was $37.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Awards

The following table provides a summary of the unvested common stock awards activity during the three months ended March 31, 2025.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2024	82,281	$16.00
Vested	(66,752)	$16.00
Forfeiture	(735)	$16.00
Unvested common stock as of March 31, 2025	14,794	$16.00

Unamortized share-based compensation for restricted stock awards as of March 31, 2025 was approximately $15,000, which is expected to be recognized over a weighted-average period of less than one year.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share)) and (b) an amount determined by the board of directors. 407,629 shares have been issued under the ESPP as of March 31, 2025. The Company recognized compensation expense related to the ESPP of $0.2 million for each of the three months ended March 31, 2025 and 2024.

10.
Income Taxes

The Company did not record an income tax provision for the three months ended March 31, 2025 and 2024 as it generated tax losses during each of the periods.

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

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss - basic and diluted	$(35,996)	$(62,412)
Net loss per share, basic and diluted	$(0.35)	$(0.72)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	102,710,382	86,679,282

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of March 31,
	2025	2024
Stock options	14,055,674	12,404,090
Unvested common shares	14,794	543,239
Restricted stock units	2,856,820	2,243,998
Shares committed under ESPP	108,717	100,753
Total	17,036,005	15,292,080

12.
Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For each of the three months ended March 31, 2025 and 2024, the Company made matching contributions of $0.7 million and $0.6 million, respectively.

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

In addition to the significant expense categories included within net loss presented on the Company's condensed statements of operations, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$20,821	$19,546
License agreement related payments	4,000	5,000
Other research and development costs	2,021	2,167
Internal costs:
Employee related expenses	12,777	13,497
Total research and development expenses	$39,619	$40,210

(1) Costs incurred under agreements with third-party CROs, CMOs, and other third parties that conduct clinical activities on the Company's behalf.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes, our interim condensed financial statements and related notes, and other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2024, or our Annual Report, and this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” in this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Day One Biopharmaceuticals, Inc. is a commercial-stage company focused on advancing first- or best-in-class medicines for childhood and adult diseases with equal intensity. We were founded to address the lack of new therapies resulting from the traditional drug development model, which has left children with cancer and their families waiting too long for new treatments.

At Day One, we aim to identify and develop breakthrough medicines with the goal of improving the outcomes and life trajectories of patients of any age facing serious diseases — starting from Day One. Our “search & development” strategy enables us to find, acquire, and develop potential best- or first-in-class programs with the goal of introducing new medicines that will make a real difference in the treatment of children and adults with cancer.

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

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients ages 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia and Asia, with approximately 118 sites activated. In June 2024, we announced the following changes to our FIREFLY-2 trial: the primary endpoint of objective response rate will be assessed according to the RAPNO-LGG criteria, key secondary endpoints of progression free survival and duration of response will be assessed according to RAPNO-LGG criteria, new patients will be initiated on a starting dose of 380 mg/m2/dose once weekly, and the addition of a once-monthly carboplatin regime as a fourth standard of care option for arm 2. We expect to complete enrollment of FIREFLY-2 in the first half of 2026.

In July 2024, we entered into the Ipsen License Agreement, pursuant to which, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services.

Under the terms of the Ipsen License Agreement, (i) Ipsen paid us an upfront license fee in the amount of $70.8 million in August 2024 and (ii) Ipsen Biopharmaceuticals, Inc., or the Investor, a fully-owned Affiliate of Ipsen, purchased 2,341,495 shares of our common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the volume weighted average price, or VWAP, of our common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of our public release of U.S. GAAP revenue for the quarter ended June 30, 2024 on July 30, 2024, or the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between us and the Investor dated July 23, 2024.

We are also eligible to receive up to approximately $350.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date. We are also entitled tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

On March 27, 2025, Ipsen Pharma SAS received validation of its completed submission of the Marketing Authorization Application to the EMA for tovorafenib for the treatment of patients with relapsed or refractory pLGG.

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

We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive rights to develop tovorafenib and the VRK1 inhibitor program for all therapeutic areas worldwide and DAY301 for all therapeutic areas worldwide, excluding Greater China, subject to certain milestone and royalty payments. Further, we hold exclusive rights to commercialize tovorafenib in the United States subject to royalty payments. Pursuant to the Ipsen License Agreement, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib outside of the United States, in exchange for certain milestone and royalty payments.

The following table summarizes our product and product candidate pipeline.

Our pipeline

Our goal is to take aim at the gaps that have left patients and their families behind.

Product Candidate	Therapeutic Area	Preclinical	Phase 1	Phase 2	Phase 3/ Registrational	Approved	Recent & Anticipated Milestones
Tovorafenib[3] Type II RAF Inhibitor OJEMDA brand name in U.S.[1] Ex-U.S. Rights: IPSEN Innovation for patient care	BRAF-altered relapsed pLGG	**FIREFLY-1 (pivotal Phase 2)**[2] (bar spans Preclinical through Approved)				ojemda (tovorafenib)	**FDA accelerated approval** April 2024 **EMA regulatory submission** Q1 2025
	Front-line RAF-altered pLGG	**FIREFLY-2 (pivotal Phase 3)** (bar spans Preclinical through Phase 3/Registrational)					**Enrollment completion expected** 1H 2026
DAY301 PTK7-Targeted ADC	Adult and pediatric solid tumors	(bar spans Preclinical to Phase 1)					**First dose cohort cleared** January 2025
VRK1 Program VRK1 Inhibitor	Adult and pediatric cancers	(bar in Preclinical)					**In-licensed** August 2023

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

License agreement with Viracta

On December 16, 2019, our subsidiary amended and restated the Viracta License Agreement that was assigned pursuant to the Takeda Asset Agreement. Effective December 31, 2021, our subsidiary was merged with and into our company, with our company being the surviving corporation and assuming our subsidiary’s obligations under Viracta License Agreement. Under the Viracta License Agreement, we received a worldwide exclusive license under specified patent rights and know-how to develop, use, manufacture, and commercialize products containing compounds binding the RAF protein family. We paid $2.0 million upfront in cash to Viracta in December 2019.

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

On December 3, 2024, Viracta assigned the Viracta License Agreement to XOMA (US) LLC, or XOMA, pursuant to a Royalty Purchase Agreement dated March 22, 2021, between Viracta and XOMA, whereby Viracta sold its right, title, and interest in and to the Viracta License Agreement to XOMA. We have agreed to the assignment and novation of the Viracta License Agreement to XOMA as successor party, now referred to as the XOMA License Agreement. No material terms of the XOMA License Agreement have been amended or modified in relation to the same.

On March 27, 2025, Ipsen Pharma SAS received validation of its completed submission of the Marketing Authorization Application to the EMA for tovorafenib for the treatment of patients with relapsed or refractory pLGG. As a result, we paid $4.0 million to XOMA for the achievement of this milestone in March 2025.

As of March 31, 2025, we could be required to make additional milestone payments of up to $36.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications. Commencing with the first commercial sale of OJEMDA in a country, we are obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the XOMA licensed patents, jointly owned collaboration patents or specified patents owned by us covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In consideration for the rights granted under the MRKDG License Agreement and clinical supplies, we made an upfront payment of $8.0 million in March 2021. As of March 31, 2025, we could be required to make additional payments of up to $364.5 million based upon the achievement of specified development, regulatory, and commercial milestones, as well a high, single-digit royalty percentage on future net sales of licensed products, if any.

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

We paid $3.0 million upfront in cash to Sprint in September 2023. As of March 31, 2025, we could be required to make milestone payments of up to $309.0 million based upon achievement of specified development, regulatory, and commercial milestones for each licensed product, as well as tiered royalties ranging in the single-digit percentages on future net sales of licensed products, if any.

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

In consideration for the rights granted under the MabCare License Agreement, we made an upfront payment of $55.0 million in July 2024. As of March 31, 2025, we could be required to make additional payments of $1,132.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China.

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

Under the terms of the Ipsen License Agreement, (i) Ipsen paid us an upfront license fee in the amount of $70.8 million in August 2024 and (ii) the Investor, a fully-owned United States affiliate of Ipsen, purchased 2,341,495 shares of our common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the VWAP of our common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between us and the Investor dated July 23, 2024.

As of March 31, 2025, we are also eligible to receive up to approximately $350.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date. We are also entitled to tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

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

Operating expenses

Cost of product revenue

Cost of product revenue includes the cost of inventory sold, amortization expense of intangible assets and third-party royalties payable on our net product revenue. Cost of goods sold may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. We expect to use inventory previously expensed to research and development by the third quarter of 2025, and accordingly, we expect our cost of product revenue of OJEMDA to increase as a percentage of product revenue in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

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

We expense research and development expenses as incurred. We track external costs by program, which currently consist of expenses for our tovorafenib, pimasertib, DAY301, and the VRK1 inhibitor program. We do not track indirect costs on a program specific basis because these costs are deployed across multiple programs and, as such, are not separately classified.

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

Results of operations

Comparison of three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (unaudited):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue:
Product revenue, net	$30,503	$—	$30,503	*
License revenue	258	—	258	*
Total revenues	30,761	—	30,761	*
Cost and operating expenses:
Cost of product revenue	2,884	—	2,884	*
Research and development	39,619	40,210	(591)	(1.5)%
Selling, general and administrative	29,325	26,557	2,768	10.4%
Total cost and operating expenses	71,828	66,767	5,061	7.6%
Loss from operations	(41,067)	(66,767)	25,700	(38.5)%
Non-operating income:
Investment income, net	5,094	4,365	729	16.7%
Other expense, net	(23)	(10)	(13)	*
Total non-operating income, net	5,071	4,355	716	16.4%
Loss before income taxes	(35,996)	(62,412)	26,416	(42.3)%
Income tax benefit (expense)	—	—	—	*
Net loss	(35,996)	(62,412)	26,416	(42.3)%

* Amount and/or percentage not meaningful

Product revenue, net

For the three months ended March 31, 2025, we recorded net product revenue of $30.5 million from sales of OJEMDA in the United States.

License revenue

For the three months ended March 31, 2025, we recorded license revenue of $0.3 million related to the Ipsen License Agreement.

Cost of product revenue

For the three months ended March 31, 2025, we recorded cost of product revenue of $2.9 million related to sales of OJEMDA in the United States.

Research and development expenses

Research and development expenses decreased $0.6 million, from $40.2 million for the three months ended March 31, 2024 to $39.6 million for the three months ended March 31, 2025. Third-party expenses increased by $1.3 million due primarily to an increase in clinical trial and manufacturing activities associated with DAY301 and personnel related expenses decreased by $0.7 million driven by changes in headcount. Additionally, license related payments decreased by $1.0 million due to a $4.0 million milestone payment related to the XOMA License Agreement in the three months ended March 31, 2025 compared to a $5.0 million amendment payment related to the Viracta License Agreement in the three months ended March 31, 2024.

The following table summarizes our external and internal research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$20,821	$19,546
XOMA License Agreement milestone payment	4,000	—
Viracta License Agreement amendment payment	—	5,000
Other research and development costs	2,021	2,167
Internal costs:
Employee related expenses	12,777	13,497
Total research and development expenses	$39,619	$40,210
(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib, pimasertib, DAY301, and the VRK1 inhibitor programs were $16.5 million, $0.4 million, $2.2 million, and $1.7 million, respectively, for three months ended March 31, 2025 compared to $16.7 million, $1.0 million, $0.0 million, and $1.8 million, respectively, for the three months ended March 31, 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.7 million, from $26.6 million for the three months ended March 31, 2024 to $29.3 million for the three months ended March 31, 2025. The increase in selling, general and administrative expenses was primarily due to an increase of $2.0 million in personnel related expenses driven by headcount growth, an increase of $1.0 million in professional services driven by commercial launch activities, and a decrease of $0.2 million in other selling, general and administrative costs.

Income tax benefit

We did not record an income tax provision for the three months ended March 31, 2025 and 2024 as we generated tax losses during these periods.

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

In July 2024, we entered into the Ipsen License Agreement, pursuant to which, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services. Under the terms of the Ipsen License Agreement, (i) Ipsen paid us an upfront license fee in the amount of $70.8 million in August 2024 and (ii) the Investor, a fully-owned United States affiliate of Ipsen, purchased 2,341,495 shares of our common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the VWAP of our common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between we and the Investor dated July 23, 2024. We valued the shares at issuance at $32.6 million, concluding that our Company's common stock price as traded on The Nasdaq Stock Market LLC on the closing date of the transaction approximated fair value, which was then recorded as a component of additional paid-in capital.

We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of March 31, 2025.

As of March 31, 2025, we had an accumulated deficit of $590.1 million and $473.0 million in cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our capital requirements through at least twelve months after the date that this Quarterly Report is filed.

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

Leases

We have an operating lease obligation for office space. As of March 31, 2025, we had fixed lease payment obligations of approximately $0.4 million payable, within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We have entered into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of March 31, 2025, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

Under our license agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 6 to the financial statements.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(58,997)	$(49,729)
Net cash (used in) provided by investing activities	(32,613)	89,288
Cash provided by financing activities	—	48
Net (decrease) increase in cash and cash equivalents	$(91,610)	$39,607

Operating activities

Net cash used in operating activities for the three months ended March 31, 2025 was $59.0 million consisting of our net loss of $36.0 million and changes in net operating assets and liabilities of $32.5 million, which were offset by non-cash charges of $9.5 million. Changes in operating assets and liabilities were primarily related to a decrease in accrued expenses and other current liabilities of $27.0 million, an increase in accounts receivable of $4.2 million, a decrease in accounts payable of $0.7 million, an increase in prepaid expenses and other current assets of $0.6 million, an increase in inventory of $0.2 million, and an increase in deposits and other long-term assets of $0.1 million. This was partially offset by an increase in deferred revenue of $0.2 million and an increase in operating lease liability of $0.1 million. Non-cash charges consisted primarily of accretion of discounts on short-term investments of $4.3 million partially offset by share-based compensation expense of $12.9 million, amortization of intangible assets of $0.7 million, depreciation expense of $0.1 million, and amortization of operating right-of-use asset of $0.1 million.

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

Investing activities

Net cash used in investing activities for the three months ended March 31, 2025 was $32.6 million attributable to the purchase of short-term investments of $189.8 million, acquisition of intangible assets of $3.5 million, and the purchase of property and equipment of $0.3 million. This was partially offset by the proceeds from maturity of short-term investments of $161.0 million.

Net cash provided by investing activities for the three months ended March 31, 2024 was $89.3 million related to the proceeds from the maturity of short-term investments of $136.5 million, partially offset by the purchase of short-term investments of $47.2 million.

Financing activities

There were no cash flow activities provided by or used in financing activities during the three months ended March 31, 2025.

Cash provided by financing activities for the three months ended March 31, 2024 was $48,000 related to net proceeds from the issuance of common stock upon stock option exercises.

Funding requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. As of March 31, 2025, we had $473.0 million in cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our capital requirements at least twelve months after the date that this Quarterly Report is filed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our market risks from those described in Part II Item 7A. Quantitative and qualitative disclosures about market risk of our 2024 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for DAY301, the VRK1 inhibitor program or any future product candidates, on a timely basis or at all.
•
The manufacture of pharmaceutical products, including OJEMDA and our product candidates, including DAY301 and the VRK1 inhibitor program, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, our products for commercial sale.
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

Risks Related to Our Financial Position

We are a commercial-stage biopharmaceutical company with a limited operating history in the initial stages of the commercialization our product OJEMDA, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

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

As of March 31, 2025, we have generated approximately $87.7 million of net revenue from product sales of OJEMDA and we have financed our operations primarily through the sale and issuance of redeemable convertible preferred shares, the completion of our initial public offering, or IPO, and follow-on public offerings of our common stock.

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

We have incurred significant net losses in each reporting period since our inception, and as of March 31, 2025, we have generated approximately $87.7 million of revenue from product sales of OJEMDA. We have financed our operations principally through the sale and issuance of redeemable convertible preferred shares, the completion of our initial public offering, or IPO, and follow-on public offerings of our common stock. For the three months ended March 31, 2025 and 2024 we reported a net loss of $36.0 million and $62.4 million, respectively. We had an accumulated deficit of $590.1 million as of March 31, 2025. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib, DAY301 and the VRK1 inhibitor program through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our product and product candidates, including our ongoing pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a potential front-line therapy in pLGG, our post-marketing commitments and requirements for OJEMDA, our Phase 1a/b trial of DAY301 targeting PTK7 and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In October 2023, the U.S. Food and Drug Administration, or FDA, accepted our New Drug Applications, or NDAs, and granted priority review for OJEMDA as a monotherapy in relapsed or refractory pLGG. On April 23, 2024, the FDA approved the NDAs for OJEMDA for use in the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. We will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of OJEMDA, or our product candidates, including DAY301 and the VRK1 inhibitor program, if marketing authorization is received. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

Our business depends entirely on the successful commercialization of OJEMDA and development of our product candidates. We are early in our development efforts for other indications, and our product tovorafenib is currently in a pivotal Phase 3 clinical trial as a potential front-line therapy in pLGG. Our product candidates, DAY301 and the VRK1 inhibitor program, are in earlier stages of development and are not approved for sale in any jurisdiction. There can be no assurance that tovorafenib, DAY301, the VRK1 inhibitor program or any future product candidates we develop, if any, will achieve success in their ongoing clinical trials or obtain marketing authorization.

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
•
obtain favorable results from our clinical trials and apply for and obtain marketing authorizations for DAY301 and the VRK1 inhibitor program from applicable regulatory authorities, including NDAs from the FDA, and maintaining such approvals;
•
establish licenses, collaborations or strategic partnerships that allow for the commercialization of OJEMDA and our product candidates and/or may increase the value of our programs;
•
successfully commercialize OJEMDA, DAY301, the VRK1 inhibitor program and any future product candidates we may develop, if approved, by building and maintaining a sales force and/or entering into collaborations with third parties;
•
satisfy any post-marketing requirements imposed by, or post-marketing commitments made to, applicable regulatory authorities;
•
demonstrate an acceptable safety profile of our product and our product candidates, including DAY301 and the VRK1 inhibitor program, and continue to maintain a continued acceptable safety profile following marketing authorization, if any;
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
•
achieve market acceptance of our product candidates, including DAY301 and the VRK1 inhibitor program, if approved, with patients, the medical community and third-party payors, both in the United States and internationally; and
•
attract, hire and retain qualified personnel and management.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize our product, OJEMDA, and advance product candidates, DAY301 and the VRK1 inhibitor program, and any future product candidates through clinical development. We expect increased expenses as we continue our research and development, initiate additional clinical trials, seek to expand our product pipeline, seek marketing authorization for our programs and future product candidates, if any, and invest in our organization. In addition, we expect to incur significant expenses related to the product manufacturing, marketing, sales and distribution of OJEMDA and, if we obtain marketing authorization, for our product candidates including DAY301 and the VRK1 inhibitor program. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company, such as acquiring and retaining experienced personnel, developing new information technology systems and other costs associated with being a public company. Also, we expect to experience ongoing and additional costs related to preparing and filing patent applications, maintaining our intellectual property and potentially expanding our office facilities. Accordingly, we will need to obtain additional funding in connection with our continuing operations.

We had $473.0 million in cash, cash equivalents and short-term investments as of March 31, 2025. Based on our cash, cash equivalents and short-term investments, as of March 31, 2025, we estimate that our current liquidity will be sufficient to satisfy our capital requirements at least twelve months after the date that this Quarterly Report is filed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
to the extent we pursue strategic collaborations, including collaborations to commercialize OJEMDA, DAY301, the VRK1 inhibitor program or any of our future pipeline products and product candidates, if any, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses;
•
the cost associated with commercializing any approved products and product candidates, including establishing sales, marketing, market access and distribution capabilities;
•
the cost associated with completing any post-marketing studies or trials requested or required by the FDA or other regulatory authorities, including for OJEMDA;
•
the revenue, if any, received from commercial sales of OJEMDA, DAY301, the VRK1 inhibitor program or any of our future product candidates, if approved, or any other future pipeline product candidates that receive marketing authorization;

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

We may be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of March 31, 2025. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, significant political, trade or regulatory developments, global regional conflicts, public health epidemics or otherwise.

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

OJEMDA has been administered only to a limited number of patients in clinical studies. While the FDA granted accelerated approval of OJEMDA based on the data included in the NDAs, we do not know whether the real-world safety and effectiveness of the product will be consistent with the safety and effectiveness profile seen in the clinical studies. New data relating to OJEMDA, including from adverse events reports and our post-marketing commitments in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of OJEMDA from the market. If any of these actions were to occur, it could result in significant expense and delay and/or limit our ability to generate future sales revenues in line with our expectations.

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

Some patients receive access to investigational drugs outside of clinical trials through compassionate use programs, which refer to expanded access or right-to-try programs. These patients generally have life-threatening illnesses for which there are no alternative therapies or they have exhausted all other available treatment options. There are a number of risks that we may face as a result of our compassionate use programs. For example, the risk for serious adverse events in this patient population is high, which, if those adverse events are determined to be drug-related, could have a negative impact on the safety profile of our drug candidates and/or cause significant regulatory delays, result in an inability to obtain regulatory approvals or successfully commercialize our drug candidates and/or materially harm our business. Additionally, if we were to provide patients with any of our drug candidates under a compassionate use program, our supply capabilities may limit the number of patients who are able to enroll in the program. It also may become challenging to enroll patients in randomized trials if product candidates are being supplied to patients under expanded access programs. These factors may result in the need to restructure or pause any compassionate use program in order to enroll sufficient numbers of patients in our clinical trials required for marketing authorization and successful commercialization of our drug candidates. If we were to restructure or pause our compassionate use programs, we could face adverse publicity or disruptions related to current or potential participants in our programs.

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

In addition, the conditions for which we currently plan to evaluate our product candidates are orphan or rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. Further, some of our competitors currently have ongoing clinical trials for product candidates that would treat the same patients as our clinical product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Moreover, if any of our competitors receive FDA approval for a product, it may limit our ability to enroll patients in our clinical trials if they decide to seek treatment with an approved product. For example, in March 2023, Novartis received approval for dabrafenib in combination with trametinib, which could in the future limit our ability to enroll patients whose tumors harbor V600E mutations in clinical trials for OJEMDA.

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

There are a number of next-generation BRAF inhibitors in clinical development. BeiGene has two next-generation BRAF programs: Lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study as well as in combination studies with mirdametinib and panitumumab. Fore Biotherapeutics (formerly NovellusDx) is developing the RAF dimer breaker plixorafenib (formerly FORE8394 or PLX-8394) in a Phase 2 trial in combination with cobicistat in patients with cancers harboring BRAF alterations. Black Diamond Therapeutics have the next-generation BRAF inhibitor BDTX-4933 in Phase 1 clinical trials in adult solid tumors (KRAS-mutant NSCLC and solid tumors with RAF/RAS-mutations). Jazz Pharmaceuticals and Redx have announced that the pan-RAF inhibitor JZP815 has entered clinical development in a Phase 1 trial. Erasca recently announced that it has entered into an exclusive worldwide license agreement with Novartis for naporafenib, a pan-RAF inhibitor with a potential first-in-class and best-in-class profile in NRAS mutant melanoma and other RAS/MAPK pathway-driven tumors. Naporafenib, in combination with trametinib, is being studied in a Phase 3 clinical trial in patients with NRAS-mutant melanoma. Nested Therapeutics has advanced NST-628, a pan-RAF/MEK “molecular glue” into a Phase 1 clinical trial. Pfizer’s PF-07799933 (ARRY-440) is a brain-penetrant BRAF-selective monomer/dimer inhibitor that spares ARAF and CRAF, and is currently being evaluated in a phase 1 trial in adults with solid tumors.

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

Safety risks or other side effects associated with OJEMDA, DAY301, the VRK1 inhibitor program or any future products and product candidates we may develop could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the use of an approved product or result in significant negative consequences following marketing authorization, if any.

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

Additionally, patients treated with OJEMDA and our product candidates have undergone, or may also be undergoing, medical, surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to OJEMDA or our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons, which could impact development of OJEMDA, DAY301, the VRK1 inhibitor program or our other product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of OJEMDA and our product candidates will be harmed and our ability to generate product revenues from such product or product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of any approved products or reduce the duration of time that physicians expect to use our product in particular patients. Any of these occurrences may significantly harm our business, prospects, financial condition and results of operations.

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

OJEMDA and our product candidates, including DAY301 and the VRK1 inhibitor program, may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success.

Our product, OJEMDA, and product candidates, including DAY301 and the VRK1 inhibitor program, if approved, may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success globally. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

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

If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be negatively impacted. With respect to OJEMDA specifically, successful commercialization globally will depend on negotiations with, and coverage, reimbursement, selection and/or acquisition decisions by, third-party payors, which we cannot predict. These decisions in turn may depend on value assessments conducted by various entities (e.g., formulary committees, such as pharmacy and therapeutics committees, healthcare systems and pharmacies, among others) that consider various factors (including the price of OJEMDA)—the outcomes of which we cannot predict.

Any products and product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as price restrictions.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our products, including OJEMDA, and our product candidates, including DAY301 and the VRK1 inhibitor program, should it receive marketing authorization, will depend substantially, both in the United States and internationally, on the extent to which the costs of such products and product candidates will be covered and reimbursed by third-party payors, as patients who are prescribed medicine for the treatment of their condition generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Further, coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize OJEMDA and product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain marketing authorization.

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

Risks Related to Government Regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for DAY301, the VRK1 inhibitor program or any future product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to OJEMDA, DAY301 and the VRK1 inhibitor program, currently our only product and product candidates in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing authorization of drugs in the United States requires the submission of an NDA to the FDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. We are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product.

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

We have not yet obtained FDA approval for our product candidates, DAY301 and the VRK1 inhibitor program. While the FDA approved the NDAs for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation, there is no assurance that we will receive similar approval for OJEMDA from comparable regulatory authorities in foreign jurisdictions, which may limit our addressable market and could adversely affect our business, prospects, financial condition and results of operations.

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

We may seek priority review of one or more of our other applications for marketing authorization, or we may receive priority review as part of other designations we may seek for one or more of our other product candidates. The FDA may grant priority review to an application if an application is for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA may also grant priority review to supplements that propose a labeling change pursuant to a report on a pediatric study under Section 505A of the FD&C Act. Additionally, the FDA may grant priority review to any application or supplement for a drug submitted with a PRV. We cannot assure you that the FDA would decide to grant priority review of any of our product candidates.

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

We have obtained orphan drug designation in the United States and in the EU for use of tovorafenib in treating malignant glioma and glioma, respectively. We may seek orphan drug designation for tovorafenib in additional geographies or indications, or for DAY301, the VRK1 inhibitor program or any product candidates we may develop in the future. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making available the drug for such disease or condition will be recovered from sales of the product in the United States.

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

In the EU, if a medicinal product is granted marketing authorization as an orphan medicinal product, it benefits from a period of orphan market exclusivity during which the European Medicines Agency, or EMA, or a national regulator may not accept a marketing authorization application for a similar medicinal product in the same orphan indication. The applicable period of orphan exclusivity is ten years in the EU, but this can be reduced to six years if a drug no longer meets the criteria for orphan drug designation. The EMA or a national regulator may accept an application and grant a marketing authorization for a similar medicinal product for the orphan indication during the exclusivity period if the similar product is safer, more effective or otherwise clinically superior to the orphan product.

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

OJEMDA was granted rare pediatric designation by the FDA in May 2021 for the treatment of LGGs harboring an activating RAF alteration that disproportionately affects children. We submitted the OJEMDA NDAs as a rare pediatric designation marketing application, and the FDA conditionally designated the marketing application as a “rare pediatric disease product application” pending the final determination at the time of approval or licensure on whether the application meets all of the eligibility criteria set forth in section 529(a)(4) of the FD&C Act. On April 23, 2024, the FDA approved the NDAs for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation, and in connection with the accelerated approval, Day One received a rare pediatric disease PRV.

Congress authorized the FDA to award PRVs to sponsors of certain rare pediatric disease product applications that meet the specified criteria. These vouchers are designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases.

Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a PRV may transfer (including by sale) the voucher to another sponsor. On May 29, 2024, we entered into an asset purchase agreement, pursuant to which we agreed to sell our rare pediatric disease PRV to an undisclosed buyer for gross proceeds of $108.0 million. Following the sale, we are no longer eligible to take advantage of the incentives under the rare pediatric disease PRV, including priority review of a subsequent marketing application. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. Although the voucher can be sold or transferred to third parties, there is no guarantee that we will be able to receive such voucher in the future for any of our current or future product candidates or that we will realize any value if we receive and were to sell any such voucher.

For the purposes of this program, a rare pediatric disease is a (i) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (ii) rare disease or condition within the meaning of the Orphan Drug Act. The FDA may determine that an application for one or more of our product candidates does not meet the eligibility criteria for a PRV upon approval.

Moreover, under the current statutory sunset provisions, the FDA generally may not award rare pediatric disease PRVs after December 20, 2024. However, if the sponsor has received rare pediatric disease designation for a drug no later than September 30, 2024, the FDA may award a rare pediatric disease PRV if the drug is approved by September 30, 2026.

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

For each product and product candidate for which marketing authorization is granted, including OJEMDA, an approved product and the marketing authorization holder are subject to ongoing regulation by the FDA, the EMA and other regulators. Regulators may impose post-marketing requirements and elicit post-marketing commitments, which may be onerous and subject us to ongoing review and extensive regulation. For example, the FDA or EMA may request or require post-marketing clinical studies, enhanced pharmacovigilance programs, additional reporting requirements and other obligations at the time of approval or after approval. The FDA also may impose a REMS under Section 505-1 of the FD&C Act in order to ensure that the benefits of our product candidates outweigh their risks. Additionally, either at the time or approval or after approval, the FDA could invoke its authority under Section 505(o) of the FD&C Act and require costly post-marketing safety studies, including clinical trials, and/or epidemiologic surveillance to monitor the safety of our approved products in order to assess a known risk related to the product, assess signals of serious risks related to the product or identify an unexpected serious risk when available data indicates the potential for a serious risk.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to ensure that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our CMOs could be subject to periodic inspections by the FDA to monitor and ensure compliance with cGMPs, including pre-approval inspections of any manufacturing facilities proposed to commercially manufacture our product candidates, the success of which would be required prior to a commercial product launch. Accordingly, assuming we obtain marketing authorization for one or more of our product candidates, we and our CMOs will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, testing, product surveillance and quality assurance.

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

Any product for which we obtain marketing authorization, such as OJEMDA, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA, the EMA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

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

In order to market and sell our products in any jurisdiction outside the United States, we must obtain separate marketing authorizations and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and/or product release specifications. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing authorization process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA or EMA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit and receive approval for marketing authorizations in other foreign jurisdictions and may not receive necessary approvals to commercialize our products in any market.

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

There have been executive, judicial and Congressional challenges to repeal or replace certain aspects of the ACA, including measures taken during the first Trump administration. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, since January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain ACA-mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In addition, there have been legal challenges to the constitutionality of the ACA and certain requirements such as the individual mandate. Although these challenges have been unsuccessful to date, there may be other efforts to challenge the individual mandate or to challenge, repeal or replace the ACA. It is unclear how any pending or future litigation and the healthcare reform measures of the current presidential administration and Congress will impact the ACA and our business.

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

We expect that additional state and federal healthcare reform measures, including potentially significant additional changes to current drug pricing and reimbursement structures, will be adopted in the future. Current and future reform measures may result in more rigorous coverage criteria and in additional downward pressure on the prices that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate future revenue in line with our expectations, attain profitability or commercialize OJEMDA and our product candidates.

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

In some countries, including Canada and certain member states of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing authorization for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed. Political, economic and regulatory developments, including the imposition of new or additional tariffs or other trade barriers, may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, such as arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication or other countries.

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

Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. There is substantial uncertainty regarding new initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If any legislation, executive orders, or lapses in agency funding impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research, development and commercialization. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development or obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affect us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

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

We are developing our current product candidates in combination with one or more currently approved cancer therapies or therapies in development. Even if our current or future product candidates, including DAY301 and the VRK1 inhibitor program, receive marketing authorization or are commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of tovorafenib, DAY301, the VRK1 inhibitor program and any preclinical studies and clinical trials of any future products and product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Since such third parties partially control the progress of these trials, they may also publish the data related to these trials prior to obtaining or without our approval for doing so. Specifically, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. For example, in addition to the Phase 1 clinical trial run by Dana Farber Cancer Institute in collaboration with PNOC, the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research, is developing a group-wide clinical trial of tovorafenib in relapsed Langerhans cell histiocytosis. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for products and product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products and product candidates produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing authorization process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing authorizations for OJEMDA, DAY301, the VRK1 inhibitor program or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

The manufacture of pharmaceutical products, including OJEMDA and our product candidates including DAY301 and the VRK1 inhibitor program, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

We do not have any manufacturing facilities, and we currently contract with certain third-party manufacturers in China. We rely, and expect to continue to rely, on third parties for the manufacture of OJEMDA and our product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture of our product candidates. In addition, we expect to contract with analytical laboratories for release and stability testing of OJEMDA and our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of OJEMDA or our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts and cause the FDA to withdraw certain designations, including orphan drug designation. For example, we cannot be sure to what extent the supply chain issues caused by geopolitical uncertainty, the imposition of new or additional tariffs or other trade barriers, and public health epidemics, may impact our ability to procure sufficient supplies for the development of OJEMDA and our product candidates and what, if any, impact that may have on our facilities and operations in the region, including but not limited to a decrease or disruption of production, increased costs of production or other interruptions in our supply chain.

In addition, any disruption in production or inability of our manufacturers, specifically in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of OJEMDA and our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of economic sanctions, changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. In April 2025, the U.S. presidential administration announced extensive tariffs on goods imported from China, where certain of our third-party manufacturers are located. We believe we currently have sufficient API inventory for commercial and clinical use and do not anticipate any near-term impact to our sales or clinical programs, we expect these tariffs to increase the cost of our API in the future, which would negatively impact our business, financial condition and results of operations. In addition, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, including those affiliated with the manufacture of our API, Wuxi STA, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the United States. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation.

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

We rely on a limited number of suppliers, some of whom are our sole source for certain materials, and some of whom are based in foreign jurisdictions. Our small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, including inflation and changes in interest rates, significant political, trade or regulatory developments, including the implementation of tariffs by the United States, China, and other governments, natural disasters, fire, regional geopolitical conflicts, acts of terrorism, pandemics, or other catastrophic events. Further, in the case of materials for which we have a sole supplier, even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture

OJEMDA and our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions, which may adversely affect our business and results of operations.

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

Under the Ipsen License Agreement, we are eligible to receive up to approximately $350.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments.

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

We have received a substantial portion of our revenue from a limited number of customers. For example, for the three months ended March 31, 2025, two individual customers accounted for 98.4% of our total net product revenue, with these individual customers representing 64.4% and 34.0% of total net product revenue. As of March 31, 2025, two customers accounted for 96.2% of the accounts receivable balance, with these individual customers representing 72.4% and 23.8% of the accounts receivable balance.

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

We had 181 full-time employees as of March 31, 2025. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of OJEMDA, DAY301, the VRK1 inhibitor program or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing authorization of DAY301, the VRK1 inhibitor program or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize OJEMDA, DAY301, the VRK1 inhibitor program, our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or inappropriate disclosure of confidential, sensitive or proprietary information, we could incur liability and reputational damage and the further development and commercialization of OJEMDA, DAY301, the VRK1 inhibitor program or any future product candidates could be delayed. Any breach, loss or compromise of proprietary, confidential or sensitive information may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States.

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

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of OJEMDA or our product candidates could be delayed. In addition, the loss of clinical trial data for OJEMDA, DAY301, the VRK1 inhibitor program or any other product candidates could result in delays in our marketing authorization efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. If the information technology systems of our CROs, CMOs, vendors, contractors, consultants and other third-party partners become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

There is continued focus from certain regulators, investors, employees, users and other stakeholders concerning corporate responsibility, specifically related to ESG matters both in the United States and internationally. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

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

We have engaged in strategic transactions, for instance, with affiliates of Takeda Pharmaceutical Company Limited, Viracta Therapeutics, Inc., Merck KGaA, Darmstadt, Germany, MabCare, and Ipsen, and from time to time, we may consider further strategic transactions, such as acquisitions of companies, businesses or assets and out-licensing or in-licensing of products, product candidates (such as DAY301 and the VRK1 inhibitor program) or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near term or long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

Further, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the delays, uncertainties and costs surrounding the prosecution of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.

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

Although no third party has asserted a claim of patent infringement against us as of March 31, 2025, others may hold proprietary rights that could prevent OJEMDA or our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at OJEMDA or our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to OJEMDA or our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market OJEMDA or our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We may also in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Additionally, we may be subject to claims of patent infringement during those proceedings, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced personnel and budgets experienced by the Patent and Trial Appeal Board, could further delay our ability to timely challenge any such patents. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign OJEMDA, our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing OJEMDA or our product candidates and technology.

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

Depending upon the timing, duration and specifics of FDA marketing authorization of our product and product candidates, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon marketing authorization of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Additionally, administrative changes at the USPTO or other applicable patent authorities, such as reduced hiring and/or funding, may result in delays in issuance of a patent or in accrual of patent term extension, thereby reducing the amount of patent term extension that could otherwise be received. Administrative changes (e.g., at the FDA or USPTO) may also lead to delays in review and analysis of regulatory submissions or requests for patent term extension, which could result in a patent term extension not being timely granted (e.g., before the expiration of the patent) and there may be no patent eligible for extension. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and may launch their product earlier than might otherwise be the case.

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

Further, trade barriers and unexpected changes in tariffs, including tariffs that have been or may in the future be imposed by the United States or other countries, could impact our intellectual property rights in unpredictable ways. For example, trade barriers and changes in tariffs may require us to change our supply chain and move our current or future production to countries with more favorable trade agreements but less favorable or no intellectual property rights protection. The United States and other countries may also take protectionist or retaliatory measures in response to the changes in tariffs, leading to a plethora of unpredictable consequences that could weaken our intellectual property rights throughout the world.

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
•
changes in general market and economic conditions, such as due to rising interest rates, inflation, significant political or trade regulatory developments or changes in trade policy, global regional conflicts and public health epidemics;
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
•
changes in accounting principles;
•
natural disasters and other calamities;
•
general economic, industry and market conditions, including inflation, changes in interest rates and significant political or regulatory developments or changes in trade policy, many of which are beyond our control;
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

The holders of an aggregate of 8,502,776 shares of our outstanding common stock as of March 31, 2025 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 39.7% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, volatile interest rates and increasing inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, changes in tariffs and trade policy and uncertainty about economic stability. A severe or prolonged economic downturn or recession and a continued increase in inflation rates or interest rates could result in a variety of risks to our business, including weakened demand for OJEMDA and our ability to raise additional capital when needed on acceptable terms, if at all. Likewise, the capital and credit markets may be adversely affected by global regional conflicts, and the possibility of wider or additional global conflicts, global sanctions imposed in response thereto or an energy crisis. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Item 5. Other Information.

Insider Trading Policies and Arrangements

The Company’s directors and Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c)

under the Exchange Act, or a Rule 10b5-1 Plan. During the three months ended March 31, 2025, one of the Company’s Section 16 officers adopted a new Rule 10b5-1 Plan. The Merendino Rule 10b5-1 Plan (as defined below) was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and Trading Plan Policy.

On February 28, 2025, Lauren Merendino, our Chief Commercial Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1, or the Merendino Rule 10b5-1 Plan, under the Exchange Act for the sale of shares of our common stock. The Merendino Rule 10b5-1 Plan was entered into during an open trading window in accordance with our policies regarding transactions in our securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Merendino Rule 10b5-1 Plan provides for the potential sale of shares of our common stock, including upon the vesting and settlement of restricted stock units/vesting and exercise of stock options, so long as the market price of our common stock is higher than certain minimum threshold prices specified in the Merendino Rule 10b5-1 Plan, between May 30, 2025 and March 31, 2026. The aggregate number of shares of common stock that will be available for sale under the Merendino Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such restricted stock unit awards. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale is approximately 120,021, which reflects the aggregate maximum number of shares underlying Lauren Merendino’s restricted stock units which may be sold, without excluding the shares that will be sold to satisfy the tax withholding obligations. The Merendino Rule 10b5-1 Plan expires on March 31, 2026.

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: May 6, 2025	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President Principal Executive Officer

Date: May 6, 2025	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer