Form 10-Q
period 2025-06-30
Day One Biopharmaceuticals, Inc.
filed 2025-08-05
CIK 1845337

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 102,431,933 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of OJEMDA™ (tovorafenib) and our product candidates, potential therapeutic benefits and economic value of OJEMDA and our product candidates, our ability to market and sell OJEMDA while maintaining full compliance with applicable federal and state laws, rules and regulations, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by products and product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the potential impact of global business or macroeconomic conditions, including as a result of inflation, changing interest rates, cybersecurity incidents, significant political or regulatory developments or changes in tax or trade policy, including tariffs, shifting priorities within the U.S. Food and Drug Administration and reduced funding to federal healthcare programs, and global regional conflicts on our operations and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and other similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I-FINANCIAL INFORMATION

Day One Biopharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$35,622	$124,968
Short-term investments	417,481	406,752
Accounts receivable, net	19,669	13,876
Inventory	6,543	3,321
Prepaid expenses and other current assets	15,113	13,413
Total current assets	494,428	562,330
Property and equipment, net	2,317	2,285
Operating lease right-of-use asset	2,499	2,422
Intangible assets, net	19,610	15,630
Deposits and other long-term assets	183	121
Total assets	$519,037	$582,788
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,090	$3,262
Accrued expenses and other current liabilities	44,131	68,625
Current portion of deferred revenue	1,847	1,554
Current portion of operating lease liabilities	153	10
Total current liabilities	51,221	73,451
Long-term portion of deferred revenue	3,371	3,233
Long-term portion of operating lease liabilities	2,850	2,592
Other long-term liability	761	761
Total liabilities	58,203	80,037
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 102,431,933 and 101,116,162 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	10	10
Additional paid-in-capital	1,081,315	1,056,738
Accumulated other comprehensive (loss) income	(92)	84
Accumulated deficit	(620,399)	(554,081)
Total stockholders’ equity	460,834	502,751
Total liabilities and stockholders' equity	$519,037	$582,788

See accompanying notes to the condensed financial statements.

4

Day One Biopharmaceuticals, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$33,562	$8,192	$64,065	$8,192
License revenue	346	—	604	—
Total revenues	33,908	8,192	64,669	8,192
Cost and operating expenses:
Cost of product and license revenue	3,765	707	6,649	707
Research and development	36,149	92,106	75,768	132,316
Selling, general and administrative	28,968	30,186	58,293	56,743
Total cost and operating expenses	68,882	122,999	140,710	189,766
Loss from operations	(34,974)	(114,807)	(76,041)	(181,574)
Non-operating income:
Gain from sale of priority review voucher	—	108,000	—	108,000
Investment income, net	4,671	3,962	9,765	8,327
Other expense, net	(19)	(10)	(42)	(20)
Total non-operating income, net	4,652	111,952	9,723	116,307
Loss before income taxes	(30,322)	(2,855)	(66,318)	(65,267)
Income tax expense	—	(1,552)	—	(1,552)
Net loss	(30,322)	(4,407)	(66,318)	(66,819)
Net loss per share - basic	$(0.29)	$(0.05)	$(0.64)	$(0.77)
Net loss per share - diluted	$(0.29)	$(0.05)	$(0.64)	$(0.77)
Weighted-average number of common shares used in net loss per share - basic	103,069,154	87,121,310	102,890,506	86,864,545
Weighted-average number of common shares used in net loss per share - diluted	103,069,154	87,121,310	102,890,506	86,864,545

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(30,322)	$(4,407)	$(66,318)	$(66,819)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(40)	(17)	(176)	(31)
Total comprehensive loss	$(30,362)	$(4,424)	$(66,494)	$(66,850)

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2024	101,116,162	$10	$1,056,738	$84	$(554,081)	$502,751
Issuance of common stock upon release of restricted stock units	238,354	—	—	—	—	—
Unvested common stock forfeiture	(735)	—	—	—	—	—
Share-based compensation expenses	—	—	12,893	—	—	12,893
Unrealized loss on available-for-sale securities	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	(35,996)	(35,996)
Balance at March 31, 2025	101,353,781	10	1,069,631	(52)	(590,077)	479,512
Issuance of common stock upon release of restricted stock units	246,250	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	142,258	—	748	—	—	748
Issuance of common stock upon exercise of warrants	689,644	—	—	—	—	—
Share-based compensation expenses	—	—	10,936	—	—	10,936
Unrealized loss on available-for-sale securities	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(30,322)	(30,322)
Balance at June 30, 2025	102,431,933	10	1,081,315	(92)	(620,399)	460,834

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

Day One Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(66,318)	$(66,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	23,759	25,674
Depreciation expense	185	38
Accretion of discounts on short-term investments, net	(8,402)	(2,189)
Amortization of intangible assets	1,520	298
Amortization of operating right-of-use asset	153	188
Loss from sale of property and equipment	71	—
Gain from sale of priority review voucher	—	(108,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,793)	(9,136)
Inventory	(3,152)	(129)
Prepaid expenses and other current assets	(1,707)	(3,078)
Deposits and other long-term assets	(62)	97
Accounts payable	1,828	3,868
Accrued expenses and other current liabilities	(26,494)	60,548
Deferred revenue	431	—
Operating lease liability	178	(218)
Net cash used in operating activities	(83,803)	(98,858)
Cash flows from investing activities:
Cash paid for purchase of short-term investments	(428,298)	(168,761)
Proceeds from maturity of short-term investments	425,795	184,232
Cash paid for acquired intangible assets	(3,500)	(17,100)
Proceeds from sale of priority review voucher	—	108,000
Cash paid for purchase of property and equipment	(320)	(26)
Proceeds from sale of property and equipment	32	—
Net cash (used in) provided by investing activities	(6,291)	106,345
Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	—	372
Proceeds from issuance of common stock upon Employee Stock Purchase Plan purchase	748	973
Cash provided by financing activities	748	1,345
Net (decrease) increase in cash and cash equivalents	(89,346)	8,832
Cash and cash equivalents, beginning of period	124,968	230,784
Cash and cash equivalents, end of period	$35,622	$239,616
Supplemental disclosure of cash flow information:
Income taxes paid	5,316	—
Supplemental disclosures of noncash activities:
Cash not yet paid for acquired intangible asset	2,000	—
Right-of-use asset obtained in exchange for new operating lease liabilities	230	—
Cash not yet paid for upfront license agreement payment	—	55,000

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Notes to the Condensed Financial Statements

1.
Description of Business and Organization

Organization and Business

Day One Biopharmaceuticals, Inc. is a biopharmaceutical company dedicated to developing and commercializing targeted therapies for people of all ages with life-threatening diseases. The Company was founded in November 2018 and is headquartered in Brisbane, CA.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and Article 10 of Regulation S-X of the Securities and Exchange Commission, or SEC, and should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025. The condensed financial statements presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management, such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASU, of the Financial Accounting Standards Board, or FASB.

Certain prior period amounts in the Notes to the Condensed Financial Statements have been reclassified to conform to the current period's presentation. These reclassifications did not affect the prior period's total assets, liabilities, stockholders' equity, net loss or cash flows. Specifically, the reclassifications separately present accrued rebates, accrued royalties and accrued federal and state taxes within Note 5.

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

For the six months ended June 30, 2025, two individual customers accounted for 98.1% of total net product revenue, with these individual customers representing 61.8% and 36.3% of the Company's total net product revenue. As of June 30, 2025, two customers accounted for 92.7% of the accounts receivable balance, with these individual customers representing 49.1% and 43.6% of the accounts receivable balance. No other individual customers account for more than 10.0% of net product revenue or accounts receivable. The Company monitors the financial condition of its customers so that it can appropriately respond to changes in their creditworthiness. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable.

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

3.
Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of June 30, 2025 and December 31, 2024, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$13,569	$—	$—	$13,569
U.S. treasury securities	—	317,345	—	317,345
U.S. government agency securities	—	110,424	—	110,424
Total assets measured at fair value	$13,569	$427,769	$—	$441,338

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$16,728	$—	$—	$16,728
U.S. treasury securities	—	311,487	—	311,487
U.S. government agency securities	—	183,375	—	183,375
Total assets measured at fair value	$16,728	$494,862	$—	$511,590

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

There were no assets or liabilities classified as Level 3 as of June 30, 2025 and December 31, 2024.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$13,569	$—	$—	$13,569
U.S. government agency securities	10,288	—	—	10,288
Total cash equivalents	23,857	—	—	23,857

Short-term investments
U.S. government agency securities	100,152	3	(19)	100,136
U.S. treasury securities	317,421	7	(83)	317,345
Total short-term investments	$417,573	$10	$(102)	$417,481

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$16,728	$—	$—	$16,728
U.S. government agency securities	75,163	—	—	75,163
U.S. treasury securities	12,947	—	—	12,947
Total cash equivalents	104,838	—	—	104,838

Short-term investments
U.S. government agency securities	108,210	13	(11)	108,212
U.S. treasury securities	298,457	85	(2)	298,540
Total short-term investments	$406,667	$98	$(13)	$406,752

The following table summarizes the maturities of our cash equivalents and available-for-sale securities (in thousands):

	June 30, 2025
	Amortized Cost	Fair Value
Mature in one year or less	$441,430	$441,338
Total	$441,430	$441,338

	December 31, 2024
	Amortized Cost	Fair Value
Mature in one year or less	$511,505	$511,590
Total	$511,505	$511,590

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2025 and December 31, 2024, there were no securities that were in an unrealized loss position for more than 12 months. As of June 30, 2025, the unrealized losses on the Company’s short-term investments were primarily caused by interest rate increases. The Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis.

4.
Inventory

Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$—	$—
Work-in-process	5,153	2,448
Finished goods	1,390	873
Total inventory	$6,543	$3,321

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product and license revenue. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of product and license revenue in the statements of operations. There were no expenses recorded for excess inventory or other impairments during the three and six months ended June 30, 2025 and June 30, 2024.

5.
Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid research and development expenses	$9,521	$8,216
Prepaid insurance	1,788	830
Other prepaid expenses and other assets	3,804	4,367
Total prepaid expenses and other current assets	$15,113	$13,413

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development expenses	$21,523	$18,760
Accrued payroll related expenses	6,597	13,943
Accrued rebates	6,198	4,518
Accrued professional service expenses	4,019	3,758
Accrued milestone payment	2,000	20,000
Accrued royalties	1,659	1,443
Accrued federal and state payables	—	4,966
Other accrued expenses and other current liabilities	2,135	1,237
Total accrued expenses and other current liabilities	$44,131	$68,625

6.
Intangible Assets

Intangible assets, net consisted of the following:

	June 30, 2025	December 31, 2024
Intangible assets with finite lives:
License agreement milestone payments	$14,500	$9,000
PRV-related obligation payment	8,100	8,100
Intangible assets, gross	22,600	17,100
Less accumulated amortization	(2,990)	(1,470)
Intangible assets, net	$19,610	$15,630

The Company incurred amortization expense of $0.8 million and $1.5 million for the three and six months ended June 30, 2025, respectively. The Company incurred amortization expense of $0.3 million for the three and six months ended June 30, 2024.

The estimated aggregate amortization expense for amortizable, finite-lived intangible assets as of June 30, 2025 is as follows:

Year Ending December 31,	Estimated Amortization Expense
2025 (Remaining)	$1,590
2026	3,180
2027	3,180
2028	3,180
2029	3,180
Thereafter	5,300
Total future expected amortization expense	$19,610

7.
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

On April 23, 2024, the FDA approved OJEMDA (a tablet formulation and powder solution formulation of tovorafenib) for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. The indication was approved under accelerated approval based on response rate and duration of response. With the approval, the Company received a rare pediatric disease PRV from the FDA. The Company made a $9.0 million milestone payment to Viracta in May 2024 for the achievement of this milestone. The $9.0 million milestone was accounted for as a finite-lived intangible asset and will be amortized over the life of the underlying asset. Related amortization expense will be recorded as cost of product and license revenue in the Company’s statements of operations.

On May 29, 2024, the Company sold its rare pediatric disease PRV for $108.0 million to an undisclosed buyer. As part of the transaction, $8.1 million of the total consideration received from the sale of the rare pediatric disease PRV was paid to Viracta to fully satisfy PRV-related obligations under the Viracta License Agreement and was capitalized as a finite-lived intangible asset, which will be amortized on a straight-line basis over its estimated useful life. The gross proceeds of $108.0 million were recorded as a gain from sale of priority review voucher in the accompanying statements of operations during the year ended December 31, 2024. As of June 30, 2025, the unamortized finite-lived intangible asset was $6.9 million. Related amortization expense will be recorded as cost of product and license revenue in the Company’s statements of operations.

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

As of June 30, 2025, the Company could be required to make additional milestone payments of up to $36.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication upon achievement of a specified milestone event being lower than milestones payable for the first indication. Commencing with the first commercial sale of OJEMDA in a country, the Company is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the XOMA licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In November 2023, the Company discontinued its monotherapy substudy due to a limited duration of response in this rare patient population despite observing responses with a generally well tolerated therapy. In July 2024, the Company informed Merck KGaA, Darmstadt, Germany that the Company decided to close the program because the benefit/risk profile, as well as the market opportunity, did not justify the significant investment required to continue the trial despite observing some clinical responses. As of June 30, 2025, the Company is in the process of finalizing a termination agreement.

Research collaboration and license agreement with Sprint Bioscience AB

On August 15, 2023, the Company entered into a research collaboration and license agreement, or the Sprint License Agreement, with Sprint Bioscience AB, or Sprint, a Swedish corporation located in Huddinge, Sweden. Under the Sprint License Agreement, Sprint granted to the Company an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of an inhibitor targeting Vaccinia Related Kinase 1, or VRK1. In consideration for the rights granted under the Sprint License Agreement, the Company paid $3.0 million upfront in cash to Sprint in September 2023, which was recorded as research and development expenses as the technology does not have an alternative future use.

The term of the Sprint License Agreement will expire on a licensed product and country basis upon the expiration of the royalty term with respect to such licensed product and such country, unless terminated earlier. The Company has the right to terminate the Sprint License Agreement in its entirety, or on a licensed product-by-licensed product basis, at will upon a specified notice period.

On May 9, 2025, the Company notified Sprint of its decision to discontinue its investment in the VRK1 program and terminated the Sprint License Agreement, with termination taking effect on August 15, 2025. This decision was made following careful consideration of the current development status of the program and the Company's overall strategic objectives.

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

In consideration for the rights granted under the MabCare License Agreement, the Company made a $55.0 million upfront payment in July 2024. The upfront payment was recorded as research and development expenses, as the technology and supplies licensed do not have an alternative future use. As of June 30, 2025, the Company could be required to make additional payments of $1,132.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. In January 2025, the Company cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial. The Company made a $20.0 million milestone payment to MabCare in January 2025 for the achievement of this milestone.

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

As of June 30, 2025, the Company is also eligible to receive up to approximately $380.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date. The Company is also entitled to tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

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

The Company allocated the transaction price to the performance obligations based on their relative standalone selling price. The Company developed the estimated stand-alone selling price for each license using discounted cash flow models. In developing this estimate, the Company applied judgment in the determination of the assumptions relating to forecasted future revenues, the discount rate, and the probability of success. The stand-alone selling price for each of the research and development services was estimated based on the Company’s forecasted costs to be incurred to fulfill the obligations plus a reasonable margin. The portion of the transaction price allocable to the relapsed or refractory and front-line pLGG licenses to intellectual property was recognized as license revenue at the point in time in which Ipsen had the right to use the license/know-how, which occurred during the year ended December 31, 2024. The portion of the transaction price allocable to the relapsed or refractory, front-line and companion diagnostic research and development services performance obligations, as well as other services subsequently contracted by Ipsen with the Company on an ad-hoc basis that were not specifically identified as part of the Ipsen License Agreement and therefore considered separate performance obligations, will be recognized over time as the services are delivered based on costs incurred relative to the total estimated cost to deliver the services. During the three and six months ended June 30, 2025, $0.3 million and $0.6 million of license revenue was recognized, respectively, with $1.8 million and $3.4 million of the undelivered relapsed or refractory, front-line and companion diagnostic research and development services included in current and non-current deferred revenue, respectively. During the three and six months ended June 30, 2024, no license revenue was recognized.

8.
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

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of June 30, 2025, the weighted-average remaining lease term and weighted-average discount rate were 6.2 years and 12.9%, respectively.

The Company’s leases do not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.1 million for the three months ended June 30, 2025 and 2024 and was $0.3 million for the six months ended June 30, 2025 and $0.2 million for the six months ended June 30, 2024. There was no cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2025. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million for the six months ended June 30, 2024. Variable payments expensed during the three and six months ended June 30, 2025 and 2024 were immaterial.

As of June 30, 2025, the future lease obligations were as follows (in thousands):

Year Ending December 31,
2025 (Remaining)	396
2026	527
2027	543
2028	492
2029	711
Thereafter	1,980
Total future minimum lease payments	4,649
Less: imputed interest	(1,646)
Present value of operating lease liabilities	3,003
Less: current portion of operating lease liabilities	(153)
Long-term portion of operating lease liabilities	$2,850

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of June 30, 2025 and December 31, 2024, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into license agreements, as disclosed in Note 7, with various parties under which it is obligated to make contingent and non-contingent payments.

Purchase Commitments

To support product needs for OJEMDA, the Company entered into a manufacturing and supply agreement with Quotient Sciences - Philadelphia, LLC in July 2023 that requires the Company to meet minimum purchase obligations on an annual basis. The remaining amount of future minimum purchase obligations under the manufacturing and supply agreement over the next five years is approximately $11.6 million, in aggregate, as of June 30, 2025. For the six months ended June 30, 2025 and 2024, the Company made purchases of $2.5 million and $0.5 million, respectively, under the purchase obligation.

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

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims to date, and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of June 30, 2025 and December 31, 2024.

9.
Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value of $0.0001 per share. As of June 30, 2025, 102,431,933 shares of common stock were issued and outstanding.

The Company has reserved shares of common stock for future issuances as follows:

June 30, 2025
Common stock options issued and outstanding	14,168,853
Common stock available for future grants	4,900,020
Common stock available for ESPP	3,305,854
Restricted stock units issued and outstanding	2,962,822
Pre-funded warrants	827,586
Total	26,165,135

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

The Private Placement closed on August 1, 2024, and the Company received net proceeds of $166.5 million, after deducting placement agent fees, offering costs, and other expenses, of which $145.6 million was allocated to the common stock and $20.9 million was allocated to the Pre-Funded Warrants. The net proceeds were recorded as a component of additional paid-in capital.

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

At-The-Market Offering

The Company has entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of the Company’s common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. The Company has no obligation to sell any shares and could at any time suspend solicitations and offers under the ATM. No shares of the Company’s common stock have been sold under the ATM as of June 30, 2025.

10.
Share-based Compensation

Share-based compensation expense recorded in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$3,588	$4,709	$7,839	$9,362
Selling, general and administrative expense	7,310	8,321	15,920	16,312
Total share-based compensation expense	$10,898	$13,030	$23,759	$25,674

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

Stock Options

The following table provides a summary of stock option activity during the six months ended June 30, 2025.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	12,127,435	$16.50
Granted	2,761,600	$10.71
Exercised	—	$—		$—
Forfeiture	(720,182)	$15.91
Outstanding at June 30, 2025	14,168,853	$15.40	$7.60	$2
Vested and expected to vest at June 30, 2025	14,168,853	$15.40	$7.60	$2
Exercisable at June 30, 2025	8,679,591	$16.52	$6.84	$—

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There were no options exercised during the six months ended June 30, 2025. The total intrinsic value of options exercised during the six months ended June 30, 2024 was less than $0.1 million.

The total fair value of options that vested during the six months ended June 30, 2025 and 2024 was $15.5 million and $17.9 million, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 and 2024 was $6.97 per share and $9.26 per share, respectively.

Unrecognized share-based compensation for stock options as of June 30, 2025 was $47.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards granted with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.3 - 6.1	5.3 - 6.1	5.3 - 6.7	5.3 - 6.7
Expected volatility	68.91% - 70.18%	68.57% - 69.18%	68.30% - 70.18%	68.27% - 70.57%
Risk-free interest rate	3.85% - 4.15%	4.24% - 4.47%	3.85% - 4.48%	3.90% - 4.47%
Expected dividend yield	—	—	—	—

Restricted Stock Units

The following table provides a summary of restricted stock units activity under the 2021 Plan during the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2024	1,774,287	$15.58
Granted	1,806,600	$10.70
Vested	(484,604)	$14.78
Forfeiture	(133,461)	$14.15
Unvested restricted stock units at June 30, 2025	2,962,822	$12.80

Unamortized share-based compensation for restricted stock units as of June 30, 2025 was $35.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Awards

The following table provides a summary of the unvested common stock awards activity during the six months ended June 30, 2025.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2024	82,281	$16.00
Vested	(81,546)	$16.00
Forfeiture	(735)	$16.00
Unvested common stock as of June 30, 2025	—	$—

As of June 30, 2025, there is no unamortized share-based compensation for restricted stock awards.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share)) and (b) an amount determined by the board of directors. 549,887 shares have been issued under the ESPP as of June 30, 2025. The Company recognized compensation expense related to the ESPP of $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

11.
Income Taxes

The Company did not record an income tax provision for the three and six months ended June 30, 2025 as it generated tax losses during each of the periods. For the three and six months ended June 30, 2024, the Company recognized income tax expense of $1.6 million resulting in an effective tax rate of (54.4)% and (2.4)%, respectively. The primary reconciling items between the federal statutory rate of 21.0% for the three and six months ended June 30, 2024 and the Company’s overall effective tax rate of (54.4)% and (2.4)%, respectively, was the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company continues to establish a valuation allowance against the full amount of its net deferred tax assets since it is more likely than not that benefits will not be realized, including those benefits created in the current year. This assessment is based on the Company's historical cumulative losses, which provide strong objective evidence that cannot be overcome with projections of income, as well as the fact that the Company expects continuing losses in the future.

In July 2025, the United States government passed the One Big Beautiful Bill Act into law. This legislation includes significant tax law changes with various effective dates, which may have an impact on the Company's business. The Company is currently evaluating the effect of this legislation on its financial statement disclosures.

12.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss - basic and diluted	$(30,322)	$(4,407)	$(66,318)	$(66,819)
Net loss per share, basic and diluted	$(0.29)	$(0.05)	$(0.64)	$(0.77)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	103,069,154	87,121,310	102,890,506	86,864,545

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	As of June 30,
	2025	2024
Stock options	14,168,853	12,203,622
Unvested common shares	—	345,673
Restricted stock units	2,962,822	1,916,588
Shares committed under ESPP	97,163	90,306
Total	17,228,838	14,556,189

13.
Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For each of the three months ended June 30, 2025 and 2024, the Company made matching contributions of $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2025 and 2024, the Company made matching contributions of $1.2 million and $1.0 million, respectively.

14.
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

In addition to the significant expense categories included within net loss presented on the Company's condensed statements of operations, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
			(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$22,087	$22,547	$42,908	$42,093
License agreement related payments	—	55,000	4,000	60,000
Other research and development costs	2,001	2,346	4,021	4,513
Internal costs:
Employee related expenses	12,061	12,213	24,839	25,710
Total research and development expenses	$36,149	$92,106	$75,768	$132,316

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

Overview

Day One Biopharmaceuticals, Inc. is a biopharmaceutical company dedicated to developing and commercializing targeted therapies for people of all ages with life-threatening diseases.

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

Our first commercial product, tovorafenib, is an oral, brain-penetrant, highly selective type II rapidly accelerated fibrosarcoma, or RAF, kinase inhibitor. Tovorafenib was granted breakthrough therapy designation by the U.S. Food and Drug Administration, or the FDA, in August 2020 for the treatment of relapsed or refractory low-grade glioma, or pLGG, based on initial results from a Phase 1 trial which showed evidence of rapid anti-tumor activity and durable responses in patients with pLGG. Pediatric low-grade glioma is the most common brain tumor diagnosed in children. While new targeted therapeutic options have recently become available for patients with pLGG, there is no consensual standard of care and a vast majority of patients with pLGG do not yet have access to approved therapies. Tovorafenib received orphan drug designation for the treatment of malignant glioma from the FDA in September 2020 and from the EU Commission for the treatment of glioma in May 2021. Additionally, the FDA granted rare pediatric disease designation in July 2021 to tovorafenib for treatment of low-grade gliomas, or LGGs, harboring an activating RAF alteration.

On April 23, 2024, we announced that the FDA approved OJEMDA™ (tovorafenib) for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. The indication was approved under accelerated approval based on a regulatory endpoint of overall response rate and the totality of the Company’s pivotal open-label Phase 2 trial, or FIREFLY-1, data, including duration of response. With the approval, we received a rare pediatric disease priority review voucher, or PRV, from the FDA. We have commenced the commercial launch of OJEMDA in the United States. OJEMDA is the only systemic therapy for pLGG that offers once-weekly dosing, with or without food, as a tablet or oral suspension.

The accelerated approval of OJEMDA is based on data from FIREFLY-1, which enrolled a total of 137 relapsed or refractory BRAF-altered pLGG patients across two study arms. Arm 1, which accrued 77 patients, was used for the efficacy analyses. Arm 2 provided additional safety data from an incremental 60 patients and was initiated to enable access to OJEMDA once Arm 1 had fully accrued. Details of this trial were presented in November 2023 at the Society for Neuro-Oncology meeting through two oral plenary presentations and in parallel through a publication in Nature Medicine.

The approval of OJEMDA was based, in part, on the major efficacy outcome measure of overall response rate, or ORR, defined as the proportion of patients with complete response, partial response, or PR, or minor response, or MR, by independent review based on Response Assessment in Pediatric Neuro-Oncology Low-Grade Glioma, or RAPNO LGG.

In Arm 1, data from the 76 RAPNO LGG evaluable patients include (May 2024 data cutoff to support the ongoing evaluation of OJEMDA):

•
A best ORR of 52.6% (95% CI: 40.8 - 64.2), which included 29% PRs and 11% MRs.
•
The ORR for OJEMDA was 53% among the 64 patients with BRAF fusions or rearrangements and 50% for the 12 patients with a BRAF V600 mutation.
•
The ORR was 51% among the 45 patients who had received a prior MAPK-targeted therapy, and 55% among the 31 patients who had not received a prior MAPK-targeted therapy.
•
As of the May 10, 2024 data cutoff, the median duration of response by RAPNO LGG was 18.0 months (95% CI: 12.0, 22.8). In Arm 1, of the 77 patients enrolled, 66 (85.7%) patients have discontinued primary tovorafenib treatment, most commonly due to being on drug holiday (33 [42.9%] patients); 10 (13.0%) patients discontinued the study.
•
The median time to response, following initiation of treatment, with OJEMDA was 5.4 months (range 1.6 months, 17.5 months).
•
Based on RANO LGG criteria, the ORR was 53.9% [95% CI: (42.1, 65.5)].

The safety of OJEMDA was evaluated in 137 patients with relapsed or refractory pLGG, with the majority of adverse events being Grade 1 or Grade 2. The most common side effects were rash, hair color changes, tiredness, viral infection, vomiting, headache, fever, decrease in growth velocity, dry skin, constipation, nausea, acne and upper respiratory tract infection.

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients ages 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia, South America, Middle East and Asia, with approximately 125 sites activated. In June 2024, we announced the following changes to our FIREFLY-2 trial: the primary endpoint of objective response rate will be assessed according to the RAPNO-LGG criteria, key secondary endpoints of progression free survival and duration of response will be assessed according to RAPNO-LGG criteria, new patients will be initiated on a starting dose of 380 mg/m2/dose once weekly, and the addition of a once-monthly carboplatin regime as a fourth standard of care option for arm 2. We expect to complete enrollment of FIREFLY-2 in the first half of 2026.

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

We are also eligible to receive up to approximately $380.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date. We are also entitled tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

On March 27, 2025, Ipsen Pharma SAS received validation of its completed submission of the Marketing Authorization Application to the EMA for tovorafenib for the treatment of patients with relapsed or refractory pLGG.

In August 2023, we entered into a research collaboration and license agreement, or the Sprint License Agreement, with Sprint Bioscience AB, or Sprint, a Swedish corporation located in Huddinge, Sweden. Under the Sprint License Agreement, Sprint granted to us an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of an inhibitor targeting Vaccinia Related Kinase 1, or VRK1. In May 2025, we notified Sprint of our decision to discontinue our investment in the VRK1 program and terminated the Sprint License Agreement, with termination taking effect on August 15, 2025. This decision was made following careful consideration of the current development status of the program and our overall strategic objectives.

In June 2024, we entered into a license agreement, or the MabCare License Agreement, with MabCare Therapeutics, or MabCare, a pharmaceutical corporation located in Shanghai, China. Under the MabCare License Agreement, MabCare granted to us an exclusive worldwide license, excluding Greater China, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for the Company to develop, manufacture and commercialize DAY301 (formerly MTX-13 or CB-002). DAY301 is a novel Antibody Drug Conjugate, or ADC, targeting protein-tyrosine kinase 7, or PTK7. In pre-clinical studies, DAY301 showed antitumor activity in a wide range of solid tumors. DAY301 targets PTK7, a highly-conserved, catalytically inactive transmembrane protein that is overexpressed in multiple adult cancers, including esophageal, ovarian, lung, and endometrial cancer, as well as pediatric cancers such as neuroblastoma, rhabdomyosarcoma and osteosarcoma. In April 2024, the FDA cleared the investigational new drug application for DAY301. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial, and the study continues to enroll in the dose escalation phase of the program.

We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive rights to develop tovorafenib for all therapeutic areas worldwide and DAY301 for all therapeutic areas worldwide, excluding Greater China, subject to certain milestone and royalty payments. Further, we hold exclusive rights to commercialize tovorafenib in the United States subject to royalty payments. Pursuant to the Ipsen License Agreement, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib outside of the United States, in exchange for certain milestone and royalty payments.

The following table summarizes our product and product candidate pipeline.

Our pipeline

Our goal is to take aim at the gaps that have left patients and their families behind.

Product Candidate	Therapeutic Area	Preclinical	Phase 1	Phase 2	Phase 3/ Registrational	Approved	Recent & Anticipated Milestones
Tovorafenib[3] Type II RAF Inhibitor OJEMDA brand name in U.S.[1] Ex-U.S. Rights: IPSEN Innovation for patient care	BRAF-altered relapsed pLGG	**FIREFLY-1 (pivotal Phase 2)**[2]				ojemda (tovorafenib)	**FDA accelerated approval** April 2024 **EMA regulatory submission** Q1 2025 **3-year follow-up data expected** Q4 2025
	Front-line RAF-altered pLGG	**FIREFLY-2 (pivotal Phase 3)**					**Enrollment completion expected** 1H 2026
DAY301 PTK7-Targeted ADC	Adult and pediatric solid tumors						**First dose cohort cleared** January 2025

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

As of June 30, 2025, we could be required to make additional milestone payments of up to $36.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications. Commencing with the first commercial sale of OJEMDA in a country, we are obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the XOMA licensed patents, jointly owned collaboration patents or specified patents owned by us covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In November 2023, we discontinued our monotherapy substudy due to a limited duration of response in this rare patient population despite observing responses with a generally well tolerated therapy. In July 2024, we informed Merck KGaA, Darmstadt, Germany that we decided to close the program because the benefit/risk profile and the market opportunity did not justify the significant investment required to continue the trial despite observing some clinical responses. As of June 30, 2025, we are in the process of finalizing a termination agreement.

Research collaboration and license agreement with Sprint Bioscience AB

On August 15, 2023, we entered into the Sprint License Agreement. Under the Sprint License Agreement, Sprint granted to us an exclusive, worldwide license, with the right to grant sublicenses through multiple tiers, to research, develop, and commercialize pharmaceutical products and to engage in research aimed at discovery, optimization and development of an inhibitor targeting VRK1. In consideration for the rights granted under the Sprint License Agreement, we paid $3.0 million upfront in cash to Sprint in September 2023.

The term of the Sprint License Agreement will expire on a licensed product and country basis upon the expiration of the royalty term with respect to such licensed product and such country, unless terminated earlier. We have the right to terminate the Sprint License Agreement in its entirety, or on a licensed product-by-licensed product basis, at will upon a specified notice period.

On May 9, 2025, we notified Sprint of our decision to discontinue our investment in the VRK1 program and terminated the Sprint License Agreement, with termination taking effect on August 15, 2025. This decision was made following careful consideration of the current development status of the program and our overall strategic objectives.

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

In consideration for the rights granted under the MabCare License Agreement, we made an upfront payment of $55.0 million in July 2024. As of June 30, 2025, we could be required to make additional payments of $1,132.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China.

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

As of June 30, 2025, we are also eligible to receive up to approximately $380.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date. We are also entitled to tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

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

Operating expenses

Cost of product and license revenue

Cost of product and license revenue includes the cost of inventory sold, amortization expense of intangible assets and third-party royalties payable on our net product revenue. Cost of inventory sold may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. We expect to use inventory previously expensed to research and development by the third quarter of 2025, and accordingly, we expect our cost of product and license revenue of OJEMDA to increase as a percentage of product revenue in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product. Cost of license revenue includes the cost of delivering the performance obligations under the Ipsen License Agreement.

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

We expect that our selling, general and administrative expenses will remain relatively consistent in the near-term .

Results of operations

Comparison of three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (unaudited):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue:
Product revenue, net	$33,562	$8,192	$25,370	309.7%
License revenue	346	—	346	*
Total revenues	33,908	8,192	25,716	313.9%
Cost and operating expenses:
Cost of product and license revenue	3,765	707	3,058	432.5%
Research and development	36,149	92,106	(55,957)	(60.8)%
Selling, general and administrative	28,968	30,186	(1,218)	(4.0)%
Total cost and operating expenses	68,882	122,999	(54,117)	(44.0)%
Loss from operations	(34,974)	(114,807)	79,833	(69.5)%
Non-operating income:
Gain from sale of priority review voucher	—	108,000	(108,000)	*
Investment income, net	4,671	3,962	709	17.9%
Other expense, net	(19)	(10)	(9)	90.0%
Total non-operating income, net	4,652	111,952	(107,300)	(95.8)%
Loss before income taxes	(30,322)	(2,855)	(27,467)	962.1%
Income tax expense	—	(1,552)	1,552	*
Net loss	(30,322)	(4,407)	(25,915)	588.0%

* Amount and/or percentage not meaningful

Product revenue, net

Product revenue, net increased $25.4 million, from $8.2 million for the three months ended June 30, 2024 to $33.6 million for the three months ended June 30, 2025 due to the increase in sales of OJEMDA in the United States.

License revenue

For the three months ended June 30, 2025, we recorded license revenue of $0.3 million related to the Ipsen License Agreement.

Cost of product and license revenue

Cost of product and license revenue increased $3.1 million, from $0.7 million for the three months ended June 30, 2024 to $3.8 million for the three months ended June 30, 2025 due to the increase in sales of OJEMDA in the United States.

Research and development expenses

Research and development expenses decreased $56.0 million, from $92.1 million for the three months ended June 30, 2024 to $36.1 million for the three months ended June 30, 2025. Third-party expenses decreased by $0.5 million due primarily to reductions in pimasertib clinical development costs and personnel related expenses decreased by $0.2 million driven by lower share-based compensation. Additionally, license related payments decreased by $55.0 million due to no upfront or milestone payments during the three months ended June 30, 2025 compared to a $55.0 million upfront payment related to the MabCare License Agreement during the three months ended June 30, 2024.

The following table summarizes our external and internal research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$22,087	$22,547
MabCare license agreement upfront payment	—	55,000
Other research and development costs	2,001	2,346
Internal costs:
Employee related expenses	12,061	12,213
Total research and development expenses	$36,149	$92,106
(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib, pimasertib, DAY301, and the VRK1 inhibitor programs were $18.0 million, $0.2 million, $2.6 million, and $1.3 million, respectively, for three months ended June 30, 2025 compared to $19.3 million, $1.5 million, $0.0 million, and $1.7 million, respectively, for the three months ended June 30, 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1.2 million, from $30.2 million for the three months ended June 30, 2024 to $29.0 million for the three months ended June 30, 2025. The decrease in selling, general and administrative expenses was primarily due to a decrease of $0.8 million in personnel-related expenses driven by lower share-based compensation, a decrease of $1.0 million in professional services driven by reductions in commercial launch activities, and offset by an increase of $0.6 million in other selling, general and administrative costs.

Income tax expense

For the three months ended June 30, 2025, we did not record an income tax provision since we generated tax losses during this period. Income tax expense for the three months ended June 30, 2024, was $1.6 million resulting in an effective tax rate of (54.4%) driven by the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of our net deferred tax assets.

Comparison of six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (unaudited):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue:
Product revenue, net	$64,065	$8,192	$55,873	682.0%
License revenue	604	—	604	*
Total revenues	64,669	8,192	56,477	689.4%
Cost and operating expenses:
Cost of product and license revenue	6,649	707	5,942	840.5%
Research and development	75,768	132,316	(56,548)	(42.7)%
Selling, general and administrative	58,293	56,743	1,550	2.7%
Total cost and operating expenses	140,710	189,766	(49,056)	(25.9)%
Loss from operations	(76,041)	(181,574)	105,533	(58.1)%
Non-operating income (expense):
Gain from sale of priority review voucher	—	108,000	(108,000)	*
Investment income, net	9,765	8,327	1,438	17.3%
Other expense, net	(42)	(20)	(22)	110.0%
Total non-operating income, net	9,723	116,307	(106,584)	(91.6)%
Loss before income taxes	(66,318)	(65,267)	(1,051)	1.6%
Income tax expense	—	(1,552)	1,552	*
Net Loss	$(66,318)	$(66,819)	$501	(0.7)%

* Amount and/or percentage not meaningful

Product revenue, net

Product revenue, net increased $55.9 million, from $8.2 million for the six months ended June 30, 2024 to $64.1 million for the six months ended June 30, 2025 due to the increase in sales of OJEMDA in the United States.

License revenue

For the six months ended June 30, 2025, we recorded license revenue of $0.6 million related to the Ipsen License Agreement.

Cost of product and license revenue

Cost of product and license revenue increased $5.9 million, from $0.7 million for the six months ended June 30, 2024 to $6.6 million for the six months ended June 30, 2025 due to the increase in sales of OJEMDA in the United States.

Research and development expenses

Research and development expenses decreased $56.5 million, from $132.3 million for the six months ended June 30, 2024 to $75.8 million for the six months ended June 30, 2025. Third-party expenses increased by $0.8 million due primarily to an increase in clinical trial and manufacturing activities associated with DAY301 and personnel-related expenses decreased by $0.9 million driven by lower share-based compensation. Additionally, license related payments decreased by $56.0 million due to a $4.0 million milestone payment related to the XOMA License Agreement in the six months ended June 30, 2025 compared to a $55.0 million upfront payment related to the MabCare License Agreement and a $5.0 million amendment payment related to the Viracta License Agreement in the six months ended June 30, 2024.

The following table summarizes our external and internal research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$42,908	$42,093
XOMA License Agreement milestone payment	4,000	—
MabCare license agreement upfront payment	—	55,000
Viracta license agreement payment	—	5,000
Other research and development costs	4,021	4,513
Internal costs:
Employee related expenses	24,839	25,710
Total research and development expenses	$75,768	$132,316

(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib, pimasertib, DAY301, and the VRK1 inhibitor programs were $34.5 million, $0.6 million, $4.8 million, and $3.0 million, respectively, for six months ended June 30, 2025 compared to $36.1 million, $2.5 million, $0.0 million, and $3.5 million, respectively, for the six months ended June 30, 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $1.6 million, from $56.7 million for the six months ended June 30, 2024 to $58.3 million for the six months ended June 30, 2025. The increase in selling, general and administrative expenses was primarily due to an increase of $1.2 million in personnel-related expenses driven by headcount growth and an increase of $0.4 million in other selling, general and administrative costs.

Income tax expense

For the six months ended June 30, 2025, we did not record an income tax provision since we generated tax losses during this period. Income tax expense for the six months ended June 30, 2024, was $1.6 million resulting in an effective tax rate of (2.4%) driven by the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of our net deferred tax assets.

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

We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of June 30, 2025.

As of June 30, 2025, we had an accumulated deficit of $620.4 million and $453.1 million in cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our capital requirements through at least twelve months after the date that this Quarterly Report is filed.

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

Leases

We have an operating lease obligation for office space. As of June 30, 2025, we had fixed lease payment obligations of approximately $0.5 million payable, within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We have entered into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of June 30, 2025, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

Under our license agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. The amount and timing of milestone obligations are unknown or uncertain as we are unable to estimate the timing or likelihood of achieving the milestone events. Additionally, the amount of royalty payments are based upon future product sales, which we are unable to predict with certainty. These potential obligations are further described in Note 7 to the financial statements.

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(83,803)	$(98,858)
Net cash (used in) provided by investing activities	(6,291)	106,345
Cash provided by financing activities	748	1,345
Net (decrease) increase in cash and cash equivalents	$(89,346)	$8,832

Operating activities

Net cash used in operating activities for the six months ended June 30, 2025 was $83.8 million consisting of our net loss of $66.3 million and changes in net operating assets and liabilities of $34.8 million, which were offset by non-cash charges of $17.3 million. Changes in operating assets and liabilities were primarily related to a decrease in accrued expenses and other current liabilities of $26.5 million, an increase in accounts receivable of $5.8 million, an increase in inventory of $3.1 million, an increase in prepaid expenses and other current assets of $1.7 million, and an increase in deposits and other long-term assets of $0.1 million. This was offset by an increase in accounts payable of $1.8 million, an increase in deferred revenue of $0.4 million, and an increase in operating lease liability of $0.2 million. Non-cash charges consisted primarily of share-based compensation expense of $23.8 million, amortization of intangible assets of $1.5 million, depreciation expense of $0.2 million, amortization of operating right-of-use asset of $0.1 million, and loss from sale of property and equipment of $0.1 million. This was offset by accretion of discounts on short-term investments of $8.4 million.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2025 was $6.3 million attributable to the purchase of short-term investments of $428.3 million, acquisition of intangible assets of $3.5 million, and the acquisition of property and equipment of $0.3 million. This was partially offset by the proceeds from maturity of short-term investments of $425.8 million.

Net cash provided by investing activities for the six months ended June 30, 2024 was $106.3 million related to the proceeds from the maturity of short-term investments of $184.2 million and from the sale of our rare pediatric disease PRV of $108.0 million, partially offset by the purchase of short-term investments of $168.8 million and acquisition of intangible assets of $17.1 million.

Financing activities

Cash provided by financing activities for the six months ended June 30, 2025 was $0.7 million related to net proceeds from the purchases made under our 2021 Employee Stock Purchase Plan.

Cash provided by financing activities for the six months ended June 30, 2024 was $1.3 million related to net proceeds from the issuance of common stock upon stock option exercises and purchases made under our 2021 Employee Stock Purchase Plan.

Funding requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. As of June 30, 2025, we had $453.1 million in cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our capital requirements at least twelve months after the date that this Quarterly Report is filed.

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

New Accounting Pronouncements

Refer to Note 2 of the Notes to our Financial Statements included in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our market risks from those described in Part II Item 7A. Quantitative and qualitative disclosures about market risk of our 2024 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for DAY301 or any future product candidates, on a timely basis or at all.
•
The manufacture of pharmaceutical products, including OJEMDA and our product candidate, DAY301, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, our products for commercial sale.
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

We have incurred significant net losses in each reporting period since our inception, and as of June 30, 2025, we have generated approximately $121.3 million of revenue from product sales of OJEMDA. We have financed our operations principally through the sale and issuance of redeemable convertible preferred shares, the completion of our initial public offering, or IPO, and follow-on public offerings of our common stock. For the six months ended June 30, 2025 and 2024 we reported a net loss of $66.3 million and $66.8 million, respectively. We had an accumulated deficit of $620.4 million as of June 30, 2025. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib and DAY301 through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our product and product candidates, including our ongoing pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a potential front-line therapy in pLGG, our post-marketing commitments and requirements for OJEMDA, our Phase 1a/b trial of DAY301 targeting PTK7 and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In October 2023, the U.S. Food and Drug Administration, or FDA, accepted our New Drug Applications, or NDAs, and granted priority review for OJEMDA as a monotherapy in relapsed or refractory pLGG. On April 23, 2024, the FDA approved the NDAs for OJEMDA for use in the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. We will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of OJEMDA, or our product candidate, DAY301, if marketing authorization is received. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

Our business depends entirely on the successful commercialization of OJEMDA and development of our product candidates. We are early in our development efforts for other indications, and our product tovorafenib is currently in a pivotal Phase 3 clinical trial as a potential front-line therapy in pLGG. Our product candidate, DAY301, is in the earlier stages of development and is not approved for sale in any jurisdiction. There can be no assurance that tovorafenib and DAY301 or any future product candidates we develop, if any, will achieve success in their ongoing clinical trials or obtain marketing authorization.

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
•
obtain favorable results from our clinical trials and apply for and obtain marketing authorizations for DAY301 from applicable regulatory authorities, including NDAs from the FDA, and maintaining such approvals;
•
establish licenses, collaborations or strategic partnerships that allow for the commercialization of OJEMDA and our product candidates and/or may increase the value of our programs;
•
successfully commercialize OJEMDA, DAY301, and any future product candidates we may develop, if approved, by building and maintaining a sales force and/or entering into collaborations with third parties;
•
satisfy any post-marketing requirements imposed by, or post-marketing commitments made to, applicable regulatory authorities;
•
demonstrate an acceptable safety profile of our product and our product candidate, DAY301, and continue to maintain a continued acceptable safety profile following marketing authorization, if any;
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
•
achieve market acceptance of our product candidate, DAY301, if approved, with patients, the medical community and third-party payors, both in the United States and internationally; and
•
attract, hire and retain qualified personnel and management.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize our product, OJEMDA, and advance product candidate, DAY301, and any future product candidates through clinical development. We expect increased expenses as we continue our research and development, initiate additional clinical trials, seek to expand our product pipeline, seek marketing authorization for our programs and future product candidates, if any, and invest in our organization. In addition, we expect to incur significant expenses related to the product manufacturing, marketing, sales and distribution of OJEMDA and, if we obtain marketing authorization, for our product candidate, DAY301. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company, such as acquiring and retaining experienced personnel, developing new information technology systems and other costs associated with being a public company. Also, we expect to experience ongoing and additional costs related to preparing and filing patent applications, maintaining our intellectual property and potentially expanding our office facilities. Accordingly, we will need to obtain additional funding in connection with our continuing operations.

We had $453.1 million in cash, cash equivalents and short-term investments as of June 30, 2025. Based on our cash, cash equivalents and short-term investments, as of June 30, 2025, we estimate that our current liquidity will be sufficient to satisfy our capital requirements at least twelve months after the date that this Quarterly Report is filed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
to the extent we pursue strategic collaborations, including collaborations to commercialize OJEMDA, DAY301 or any of our future pipeline products and product candidates, if any, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses;
•
the cost associated with commercializing any approved products and product candidates, including establishing sales, marketing, market access and distribution capabilities;
•
the cost associated with completing any post-marketing studies or trials requested or required by the FDA or other regulatory authorities, including for OJEMDA;
•
the revenue, if any, received from commercial sales of OJEMDA, DAY301 or any of our future product candidates, if approved, or any other future pipeline product candidates that receive marketing authorization;
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

We may be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of June 30, 2025. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, changes in domestic and foreign currency rates, significant political, trade or regulatory developments, global regional conflicts, public health epidemics or otherwise.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. For example, our FIREFLY-1 clinical trial was designed to use the Response Assessment for Neuro-Oncology – High Grade Glioma, or RANO-HGG, to measure the primary endpoint of overall response rate, or ORR, in alignment with the FDA, with ORR using Response Assessment for Pediatric Neuro-Oncology – Low-Grade Glioma, or RAPNO-LGG, as a secondary endpoint. Following discussions with the FDA and the March 2023 approval of dabrafenib, in combination with trametinib in BRAF V600E pLGG, we initially structured the primary endpoint in our FIREFLY-2/LOGGIC trial to be assessed using the Response Assessment for Neuro-Oncology Low-Grade Glioma, or RANO-LGG, and have included RANO-LGG as an exploratory endpoint in FIREFLY-1. Following further feedback from the FDA during review of the NDAs for OJEMDA, in June 2024 we updated the structure of the primary endpoint in our FIREFLY-2/LOGGIC trial to be assessed using the RAPNO-LGG criteria.

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

There are a number of next-generation BRAF inhibitors in clinical development. BeOne Medicines has two next-generation BRAF programs: Lifirafenib (BGB-283), which is currently in a Phase 1/2 trial in combination with mirdametinib, and BGB-3245 which is currently in a single agent in Phase 1 dose escalation study as well as in combination studies with mirdametinib and panitumumab. Fore Biotherapeutics (formerly NovellusDx) is developing the RAF dimer breaker plixorafenib (formerly FORE8394 or PLX-8394) in a Phase 2 trial in combination with cobicistat in patients with cancers harboring BRAF alterations. Black Diamond Therapeutics have the next-generation BRAF inhibitor BDTX-4933 in Phase 1 clinical trials in adult solid tumors (KRAS-mutant NSCLC and solid tumors with RAF/RAS-mutations). Jazz Pharmaceuticals and Redx have announced that the pan-RAF inhibitor JZP815 has entered clinical development in a Phase 1 trial. Erasca recently announced that it has entered into an exclusive worldwide license agreement with Novartis for naporafenib, a pan-RAF inhibitor with a potential first-in-class and best-in-class profile in NRAS mutant melanoma and other RAS/MAPK pathway-driven tumors. Naporafenib, in combination with trametinib, is being studied in a Phase 3 clinical trial in patients with NRAS-mutant melanoma. Nested Therapeutics has advanced NST-628, a pan-RAF/MEK “molecular glue” into a Phase 1 clinical trial. Pfizer’s PF-07799933 (ARRY-440) is a brain-penetrant BRAF-selective monomer/dimer inhibitor that spares ARAF and CRAF, and is currently being evaluated in a phase 1 trial in adults with solid tumors.

With regard to the treatment of pLGG, some MEK inhibitors, some type I RAF inhibitors, and other targeted therapies have been studied, or are being studied, in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. The off-label use of these agents may represent competition for OJEMDA if it is approved and enters the market.

Pursuant to the MabCare License Agreement, we have the exclusive right to develop, manufacture and commercialize DAY301, a novel ADC targeting PTK7, worldwide, excluding Greater China. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial. There are a few ADCs targeting PTK7 in development. In February 2024, Profound Bio dosed its first patient in a Phase 1/2 Clinical Trial of PRO1107, a PTK7-targetted ADC with an auristatin payload. Profound Bio was acquired by Genmab A/S in May of 2024 and the program was renamed to GEN1107. In May 2024, Sichuan Kelun Pharmaceutical Research Institute also listed a Phase 1 study of SKB51, a PTK7-targeted ADC with a topoisomerase-1 payload, in adults with advanced or metastatic solid tumors. Eli Lilly and Company recently listed a clinical trial for LY4175408, a PTK-7 targeted ADC with an exatecan payload, that is anticipated to begin enrollment in July 2025.

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

Safety risks or other side effects associated with OJEMDA, DAY301 or any future products and product candidates we may develop could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the use of an approved product or result in significant negative consequences following marketing authorization, if any.

As is the case with pharmaceuticals generally, we have observed side effects and adverse events associated with our product, OJEMDA, and our product candidates. The most common side effects were rash, hair color changes, tiredness, viral infection, vomiting, headache, fever, decrease in growth velocity, dry skin, constipation, nausea, acne and upper respiratory tract infection.

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

Additionally, patients treated with OJEMDA and our product candidates have undergone, or may also be undergoing, medical, surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to OJEMDA or our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons, which could impact development of OJEMDA, DAY301 or our other product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of OJEMDA and our product candidates will be harmed and our ability to generate product revenues from such product or product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of any approved products or reduce the duration of time that physicians expect to use our product in particular patients. Any of these occurrences may significantly harm our business, prospects, financial condition and results of operations.

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

Our clinical development activities are primarily focused on the development of targeted therapeutics for patients with genomically-defined cancers, which is a rapidly evolving area of science, and the approach we are taking to search and develop drugs is novel and may never lead to additional approved or marketable products.

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

OJEMDA and our product candidate, DAY301, may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success.

Our product, OJEMDA, and product candidate, DAY301, if approved, may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success globally. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

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

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our products, including OJEMDA, and our product candidate, DAY301, should it receive marketing authorization, will depend substantially, both in the United States and internationally, on the extent to which the costs of such products and product candidates will be covered and reimbursed by third-party payors, as patients who are prescribed medicine for the treatment of their condition generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Further, coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize OJEMDA and product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain marketing authorization.

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

Risks Related to Government Regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for DAY301 or any future product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to OJEMDA and DAY301, currently our only product and product candidate in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing authorization of drugs in the United States requires the submission of an NDA to the FDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. We are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product.

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

We have not yet obtained FDA approval for our product candidate, DAY301. While the FDA approved the NDAs for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation, there is no assurance that we will receive similar approval for OJEMDA from comparable regulatory authorities in foreign jurisdictions, which may limit our addressable market and could adversely affect our business, prospects, financial condition and results of operations.

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

We have obtained orphan drug designation in the United States and in the EU for use of tovorafenib in treating malignant glioma and glioma, respectively. We may seek orphan drug designation for tovorafenib in additional geographies or indications, or for DAY301 or any product candidates we may develop in the future. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making available the drug for such disease or condition will be recovered from sales of the product in the United States.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare. These laws may result in additional reductions in Medicare and other healthcare funding.

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

We are developing our current product candidates in combination with one or more currently approved cancer therapies or therapies in development. Even if our current or future product candidate, including DAY301, receive marketing authorization or are commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of tovorafenib, DAY301 and any preclinical studies and clinical trials of any future products and product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Since such third parties partially control the progress of these trials, they may also publish the data related to these trials prior to obtaining or without our approval for doing so. Specifically, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. For example, in addition to the Phase 1 clinical trial run by Dana Farber Cancer Institute in collaboration with PNOC, the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research, is developing a group-wide clinical trial of tovorafenib in relapsed Langerhans cell histiocytosis. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for products and product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products and product candidates produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing authorization process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing authorizations for OJEMDA, DAY301 or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

The manufacture of pharmaceutical products, including OJEMDA and our product candidate, DAY301, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

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

In addition, any disruption in production or inability of our manufacturers, specifically in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of OJEMDA and our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of economic sanctions, changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. In April 2025, the U.S. presidential administration announced extensive tariffs on goods imported from China, where certain of our third-party manufacturers are located, and these tariffs remain in negotiation. We believe we currently have sufficient API inventory for commercial and clinical use and do not anticipate any near-term impact to our sales or clinical programs, we expect these tariffs to increase the cost of our API in the future, which would negatively impact our business, financial condition and results of operations. In addition, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, including those affiliated with the manufacture of our API, Wuxi STA, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the United States. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation.

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

We rely on a limited number of suppliers, some of whom are our sole source for certain materials, and some of whom are based in foreign jurisdictions. Our small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, including inflation and changes in interest rates, changes in domestic and foreign currency rates, significant political, trade or regulatory developments, including the implementation of tariffs by the United States, China, and other governments, natural disasters, fire, regional geopolitical conflicts, acts of terrorism, pandemics, or other catastrophic events. Further, in the case of materials for which we have a sole supplier, even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture OJEMDA and our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions, which may adversely affect our business and results of operations.

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

Under the Ipsen License Agreement, we are eligible to receive up to approximately $380.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments.

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

We have received a substantial portion of our revenue from a limited number of customers. For example, for the six months ended June 30, 2025, two individual customers accounted for 98.1% of our total net product revenue, with these individual customers representing 61.8% and 36.3% of total net product revenue. As of June 30, 2025, two customers accounted for 92.7% of the accounts receivable balance, with these individual customers representing 49.1% and 43.6% of the accounts receivable balance.

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

We had 182 full-time employees as of June 30, 2025. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of OJEMDA, DAY301 or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing authorization of DAY301 or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize OJEMDA, DAY301, our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or inappropriate disclosure of confidential, sensitive or proprietary information, we could incur liability and reputational damage and the further development and commercialization of OJEMDA, DAY301 or any future product candidates could be delayed. Any breach, loss or compromise of proprietary, confidential or sensitive information may also subject us to civil fines and penalties, including under HIPAA, and other relevant state and federal privacy laws in the United States.

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

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of OJEMDA or our product candidates could be delayed. In addition, the loss of clinical trial data for OJEMDA, DAY301 or any other product candidates could result in delays in our marketing authorization efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. If the information technology systems of our CROs, CMOs, vendors, contractors, consultants and other third-party partners become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

Further, ESG initiatives, goals or commitments could be difficult to achieve or costly to implement. If our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. Moreover, California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports, and compliance with such requirements could require significant effort and resources. In addition, in recent years “anti-ESG” sentiment has gained momentum across the United States, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the U.S. presidential administration having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, future changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. In addition, under the Tax Cuts and Jobs Act, as amended by the OBBBA, for tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize certain research and development expenditures over fifteen years if incurred in foreign jurisdictions. For tax years beginning after December 31, 2021, and beginning on or before December 31, 2024, taxpayers generally were required to capitalize and amortize certain research and development expenditures over five years if incurred in the

United States; however, beginning after that period, the OBBBA restored immediate deductibility of research and development expenditures incurred in the United States and also permits certain small business taxpayers to apply these changes retroactively to tax years beginning after December 31, 2021.

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

Although no third party has asserted a claim of patent infringement against us as of June 30, 2025, others may hold proprietary rights that could prevent OJEMDA or our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at OJEMDA or our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to OJEMDA or our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market OJEMDA or our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We may also in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Additionally, we may be subject to claims of patent infringement during those proceedings, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced personnel and budgets experienced by the Patent and Trial Appeal Board, could further delay our ability to timely challenge any such patents. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign OJEMDA, our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing OJEMDA or our product candidates and technology.

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

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. If we or our licensors or collaborators encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors or collaborators are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position in the relevant jurisdiction may be impaired and our business, financial condition, results of operations and prospects may be adversely affected.

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
•
changes in general market and economic conditions, such as due to rising interest rates, inflation, changes in domestic and foreign currency rates, significant political or trade regulatory developments or changes in trade policy, global regional conflicts and public health epidemics;
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
•
changes in accounting principles;
•
natural disasters and other calamities;
•
general economic, industry and market conditions, including inflation, changes in interest rates, changes in domestic and foreign currency rates and significant political or regulatory developments or changes in trade policy, many of which are beyond our control;
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

The holders of an aggregate of 8,502,776 shares of our outstanding common stock as of June 30, 2025 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of June 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 45.0% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, volatile interest rates and increasing inflation, changes in domestic and foreign currency rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, changes in tariffs and trade policy and uncertainty about economic stability. A severe or prolonged economic downturn or recession and a continued increase in inflation rates or interest rates could result in a variety of risks to our business, including weakened demand for OJEMDA and our ability to raise additional capital when needed on acceptable terms, if at all. Likewise, the capital and credit markets may be adversely affected by global regional conflicts, and the possibility of wider or additional global conflicts, global sanctions imposed in response thereto or an energy crisis. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

Item 5. Other Information.

Insider Trading Policies and Arrangements

The Company’s directors and Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, or a Rule 10b5-1 Plan. During the three months ended June 30, 2025, none of the Company’s Section 16 officers or directors adopted or terminated any Rule 10b5-1 Plan.

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: August 5, 2025	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President Principal Executive Officer

Date: August 5, 2025	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer