Form 10-Q
period 2025-09-30
Day One Biopharmaceuticals, Inc.
filed 2025-11-04
CIK 1845337

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 102,675,502 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of OJEMDA™ (tovorafenib) and our product candidates, potential therapeutic benefits and economic value of OJEMDA and our product candidates, our ability to market and sell OJEMDA while maintaining full compliance with applicable federal and state laws, rules and regulations, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by products and product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the potential impact of global business or macroeconomic conditions, including as a result of inflation, changing interest rates, government shutdowns, cybersecurity incidents, significant political or regulatory developments or changes in tax or trade policy, including tariffs, shifting priorities within the U.S. Food and Drug Administration and reduced funding to federal healthcare programs, and global regional conflicts on our operations and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and other similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I-FINANCIAL INFORMATION

Day One Biopharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$43,277	$124,968
Short-term investments	408,303	406,752
Accounts receivable, net	16,697	13,876
Inventory	7,061	3,321
Prepaid expenses and other current assets	14,633	13,413
Total current assets	489,971	562,330
Property and equipment, net	2,227	2,285
Operating lease right-of-use asset	2,450	2,422
Intangible assets, net	18,815	15,630
Deposits and other long-term assets	317	121
Total assets	$513,780	$582,788
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,778	$3,262
Accrued expenses and other current liabilities	48,210	68,625
Current portion of deferred revenue	2,317	1,554
Current portion of operating lease liabilities	161	10
Total current liabilities	56,466	73,451
Long-term portion of deferred revenue	2,953	3,233
Long-term portion of operating lease liabilities	2,732	2,592
Other long-term liability	761	761
Total liabilities	62,912	80,037
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 102,675,502 and 101,116,162 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	10	10
Additional paid-in-capital	1,090,914	1,056,738
Accumulated other comprehensive income	69	84
Accumulated deficit	(640,125)	(554,081)
Total stockholders’ equity	450,868	502,751
Total liabilities and stockholders' equity	$513,780	$582,788

See accompanying notes to the condensed financial statements.

4

Day One Biopharmaceuticals, Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$38,522	$20,070	$102,587	$28,262
License revenue	1,273	73,691	1,877	73,691
Total revenues	39,795	93,761	104,464	101,953
Cost and operating expenses:
Cost of product and license revenue	4,480	1,590	11,129	2,297
Research and development	31,419	33,563	107,187	165,879
Selling, general and administrative	28,147	28,972	86,440	85,715
Total cost and operating expenses	64,046	64,125	204,756	253,891
(Loss) income from operations	(24,251)	29,636	(100,292)	(151,938)
Non-operating income:
Gain from sale of priority review voucher	—	—	—	108,000
Investment income, net	4,559	5,322	14,324	13,649
Other (expense) income, net	(34)	1,197	(76)	1,177
Total non-operating income, net	4,525	6,519	14,248	122,826
(Loss) income before income taxes	(19,726)	36,155	(86,044)	(29,112)
Income tax benefit (expense)	—	882	—	(670)
Net (loss) income	(19,726)	37,037	(86,044)	(29,782)
Net (loss) income per share - basic	$(0.19)	$0.38	$(0.83)	$(0.33)
Net (loss) income per share - diluted	$(0.19)	$0.38	$(0.83)	$(0.33)
Weighted-average number of common shares used in net (loss) income per share - basic	103,381,315	96,623,123	103,056,046	90,164,895
Weighted-average number of common shares used in net (loss) income per share - diluted	103,381,315	96,937,759	103,056,046	90,164,895

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(19,726)	$37,037	$(86,044)	$(29,782)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	161	16	(15)	(15)
Total comprehensive (loss) income	$(19,565)	$37,053	$(86,059)	$(29,797)

See accompanying notes to the condensed financial statements.

Day One Biopharmaceuticals, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Shares		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Deficit	Equity
Balance at December 31, 2024	101,116,162	$10	$1,056,738	$84	$(554,081)	$502,751
Issuance of common stock upon release of restricted stock units	238,354	—	—	—	—	—
Unvested common stock forfeiture	(735)	—	—	—	—	—
Share-based compensation expenses	—	—	12,893	—	—	12,893
Unrealized loss on available-for-sale securities	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	(35,996)	(35,996)
Balance at March 31, 2025	101,353,781	10	1,069,631	(52)	(590,077)	479,512
Issuance of common stock upon release of restricted stock units	246,250	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	142,258	—	748	—	—	748
Issuance of common stock upon exercise of warrants	689,644	—	—	—	—	—
Share-based compensation expenses	—	—	10,936	—	—	10,936
Unrealized loss on available-for-sale securities	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(30,322)	(30,322)
Balance at June 30, 2025	102,431,933	10	1,081,315	(92)	(620,399)	460,834
Issuance of common stock upon release of restricted stock units	243,569	—	—	—	—	—
Share-based compensation expenses	—	—	9,599	—	—	9,599
Unrealized gain on available-for-sale securities	—	—	—	161	—	161
Net loss	—	—	—	—	(19,726)	(19,726)
Balance at September 30, 2025	102,675,502	$10	$1,090,914	$69	$(640,125)	$450,868

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

Day One Biopharmaceuticals, Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(86,044)	$(29,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development assets	—	55,000
Share-based compensation expense	33,320	37,228
Depreciation expense	275	54
Accretion of discounts on short-term investments, net	(12,523)	(3,566)
Amortization of intangible assets	2,315	884
Amortization of operating right-of-use asset	202	332
Loss from sale of property and equipment	71	—
Gain from sale of priority review voucher	—	(108,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,821)	(8,695)
Inventory	(3,632)	(2,683)
Prepaid expenses and other current assets	(1,227)	(2,326)
Deposits and other long-term assets	(196)	97
Accounts payable	2,516	441
Accrued expenses and other current liabilities	(22,415)	8,665
Deferred revenue	483	4,523
Operating lease liability	68	(277)
Net cash used in operating activities	(89,608)	(48,105)
Cash flows from investing activities:
Cash paid for purchase of short-term investments	(637,863)	(383,395)
Proceeds from maturity of short-term investments	648,820	307,482
Proceeds from sale of short-term investments	—	79,409
Cash paid for acquired intangible assets	(3,500)	(17,100)
Proceeds from sale of priority review voucher	—	108,000
Cash paid for acquired in-process research and development assets	—	(55,000)
Cash paid for purchase of property and equipment	(320)	(750)
Proceeds from sale of property and equipment	32	—
Net cash provided by investing activities	7,169	38,646
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement, net of placement agent fees and offering costs	—	178,177
Proceeds from issuance of prefunded warrants to purchase common stock in connection with private placement, net of issuance costs	—	20,941
Proceeds from issuance of common stock upon stock option exercises	—	1,349
Proceeds from issuance of common stock upon Employee Stock Purchase Plan purchase	748	973
Cash provided by financing activities	748	201,440
Net (decrease) increase in cash and cash equivalents	(81,691)	191,981
Cash and cash equivalents, beginning of period	124,968	230,784
Cash and cash equivalents, end of period	$43,277	$422,765
Supplemental disclosure of cash flow information:
Income taxes paid	5,316	883
Supplemental disclosures of noncash activities:
Cash not yet paid for acquired intangible asset	2,000	—
Right-of-use asset obtained in exchange for new operating lease liabilities	230	2,554
Deferred offering costs not yet paid	—	66

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

For the three months ended September 30, 2025, two individual customers accounted for 98.6% of total net product revenue, with these individual customers representing 74.0% and 24.6% of the Company's total net product revenue. For the nine months ended September 30, 2025, two individual customers accounted for 98.3% of total net product revenue, with these individual customers representing 66.4% and 31.9% of the Company's total net product revenue. As of September 30, 2025, two customers accounted for 91.7% of the accounts receivable balance, with these individual customers representing 68.5% and 23.2% of the accounts receivable balance. No other individual customers account for more than 10.0% of net product revenue or accounts receivable. The Company monitors the financial condition of its customers so that it can appropriately respond to changes in their creditworthiness. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures by requiring disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company is currently evaluating the effect of this update on its financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The ASU is effective for fiscal years beginning after December 15, 2026 and allows for adoption on a prospective basis, with a retrospective option. Early adoption is permitted. The Company is currently evaluating the effect of this update on its financial statements.

3.
Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of September 30, 2025 and December 31, 2024, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$17,686	$—	$—	$17,686
U.S. treasury securities	—	199,768	—	199,768
U.S. government agency securities	—	208,535	—	208,535
Total assets measured at fair value	$17,686	$408,303	$—	$425,989

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$16,728	$—	$—	$16,728
U.S. treasury securities	—	311,487	—	311,487
U.S. government agency securities	—	183,375	—	183,375
Total assets measured at fair value	$16,728	$494,862	$—	$511,590

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

There were no assets or liabilities classified as Level 3 as of September 30, 2025 and December 31, 2024.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$17,686	$—	$—	$17,686
U.S. government agency securities	—	—	—	—
Total cash equivalents	17,686	—	—	17,686

Short-term investments
U.S. government agency securities	208,516	41	(22)	208,535
U.S. treasury securities	199,717	61	(10)	199,768
Total short-term investments	$408,233	$102	$(32)	$408,303

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$16,728	$—	$—	$16,728
U.S. government agency securities	75,163	—	—	75,163
U.S. treasury securities	12,947	—	—	12,947
Total cash equivalents	104,838	—	—	104,838

Short-term investments
U.S. government agency securities	108,210	13	(11)	108,212
U.S. treasury securities	298,457	85	(2)	298,540
Total short-term investments	$406,667	$98	$(13)	$406,752

The following table summarizes the maturities of our cash equivalents and available-for-sale securities (in thousands):

	September 30, 2025
	Amortized Cost	Fair Value
Mature in one year or less	$425,919	$425,989
Total	$425,919	$425,989

	December 31, 2024
	Amortized Cost	Fair Value
Mature in one year or less	$511,505	$511,590
Total	$511,505	$511,590

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2025 and December 31, 2024, there were no securities that were in an unrealized loss position for more than 12 months. As of September 30, 2025, the unrealized losses on the Company’s short-term investments were primarily caused by interest rate changes. The Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis.

4.
Inventory

Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$—	$—
Work-in-process	6,005	2,448
Finished goods	1,056	873
Total inventory	$7,061	$3,321

The Company began capitalizing inventory for OJEMDA upon approval by the U.S. Food and Drug Administration, or FDA, in April 2024. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred.

Inventory is comprised of work-in-process and finished goods, and includes costs related to third-party contract manufacturing, packaging, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. Raw and intermediate materials that may be used for either research and development or commercial purposes where the intended use is not yet known are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used or otherwise allocated for research and development, it is expensed as research and development in the period that determination is made.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product and license revenue. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of product and license revenue in the statements of operations. There were no expenses recorded for excess inventory or other impairments during the three and nine months ended September 30, 2025 and 2024.

5.
Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid research and development expenses	$9,816	$8,216
Prepaid insurance	1,285	830
Other prepaid expenses and other assets	3,532	4,367
Total prepaid expenses and other current assets	$14,633	$13,413

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued research and development expenses	$19,832	$18,760
Accrued payroll related expenses	8,972	13,943
Accrued rebates	8,298	4,518
Accrued professional service expenses	5,794	3,758
Accrued milestone payment	—	20,000
Accrued royalties	1,921	1,443
Accrued federal and state payables	—	4,966
Other accrued expenses and other current liabilities	3,393	1,237
Total accrued expenses and other current liabilities	$48,210	$68,625

6.
Intangible Assets

Intangible assets, net consisted of the following:

	September 30, 2025	December 31, 2024
Intangible assets with finite lives:
License agreement milestone payments	$14,500	$9,000
PRV-related obligation payment	8,100	8,100
Intangible assets, gross	22,600	17,100
Less accumulated amortization	(3,785)	(1,470)
Intangible assets, net	$18,815	$15,630

The Company incurred amortization expense of $0.8 million and $2.3 million for the three and nine months ended September 30, 2025, respectively. The Company incurred amortization expense of $0.6 million and $0.9 million for the three and nine months ended September 30, 2024.

The estimated aggregate amortization expense for amortizable, finite-lived intangible assets as of September 30, 2025 is as follows:

Year Ending December 31,	Estimated Amortization Expense
2025 (Remaining)	$795
2026	3,180
2027	3,180
2028	3,180
2029	3,180
Thereafter	5,300
Total future expected amortization expense	$18,815

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

On May 29, 2024, the Company sold its rare pediatric disease PRV for $108.0 million to an undisclosed buyer. As part of the transaction, $8.1 million of the total consideration received from the sale of the rare pediatric disease PRV was paid to Viracta to fully satisfy PRV-related obligations under the Viracta License Agreement and was capitalized as a finite-lived intangible asset, which will be amortized on a straight-line basis over its estimated useful life. The gross proceeds of $108.0 million were recorded as a gain from sale of priority review voucher in the accompanying statements of operations during the year ended December 31, 2024. As of September 30, 2025, the unamortized finite-lived intangible asset was $6.6 million. Related amortization expense will be recorded as cost of product and license revenue in the Company’s statements of operations.

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

As of September 30, 2025, the Company could be required to make additional milestone payments of up to $36.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication upon achievement of a specified milestone event being lower than milestones payable for the first indication. Commencing with the first commercial sale of OJEMDA in a country, the Company is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the XOMA licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In November 2023, the Company discontinued its monotherapy substudy due to a limited duration of response in this rare patient population despite observing responses with a generally well tolerated therapy. In July 2024, the Company informed Merck KGaA, Darmstadt, Germany that the Company decided to close the program because the benefit/risk profile, as well as the market opportunity, did not justify the significant investment required to continue the trial despite observing some clinical responses. In September 2025, the Company finalized the termination agreement with Merck KGaA, Darmstadt, Germany and concluded material wind-down activities.

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

In consideration for the rights granted under the MabCare License Agreement, the Company made a $55.0 million upfront payment in July 2024. The upfront payment was recorded as research and development expenses, as the technology and supplies licensed do not have an alternative future use. As of September 30, 2025, the Company could be required to make additional payments of $1,132.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. In January 2025, the Company cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial. The Company made a $20.0 million milestone payment to MabCare in January 2025 for the achievement of this milestone.

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

As of September 30, 2025, the Company is also eligible to receive up to approximately $380.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date. The Company is also entitled to tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

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

The Company allocated the transaction price to the performance obligations based on their relative standalone selling price. The Company developed the estimated stand-alone selling price for each license using discounted cash flow models. In developing this estimate, the Company applied judgment in the determination of the assumptions relating to forecasted future revenues, the discount rate, and the probability of success. The stand-alone selling price for each of the research and development services was estimated based on the Company’s forecasted costs to be incurred to fulfill the obligations plus a reasonable margin. The portion of the transaction price allocable to the relapsed or refractory and front-line pLGG licenses to intellectual property was recognized as license revenue at the point in time in which Ipsen had the right to use the license/know-how, which occurred during the year ended December 31, 2024. The portion of the transaction price allocable to the relapsed or refractory, front-line and companion diagnostic research and development services performance obligations, as well as other services subsequently contracted by Ipsen with the Company on an ad-hoc basis that were not specifically identified as part of the Ipsen License Agreement and therefore considered separate performance obligations, will be recognized over time as the services are delivered based on costs incurred relative to the total estimated cost to deliver the services. During the three and nine months ended September 30, 2025, $1.3 million and $1.9 million of license revenue was recognized, respectively, with $2.3 million and $3.0 million of the undelivered relapsed or refractory, front-line and companion diagnostic research and development services included in current and non-current deferred revenue, respectively. During the three and nine months ended September 30, 2024, $73.7 million of license revenue was recognized.

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

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of September 30, 2025, the weighted-average remaining lease term and weighted-average discount rate were 6.0 years and 12.9%, respectively.

The Company’s leases do not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and was $0.5 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. Variable payments expensed during the three and nine months ended September 30, 2025 and 2024 were immaterial.

As of September 30, 2025, the future lease obligations were as follows (in thousands):

Year Ending December 31,
2025 (Remaining)	194
2026	527
2027	543
2028	492
2029	711
Thereafter	1,981
Total future minimum lease payments	4,448
Less: imputed interest	(1,555)
Present value of operating lease liabilities	2,893
Less: current portion of operating lease liabilities	(161)
Long-term portion of operating lease liabilities	$2,732

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of September 30, 2025 and December 31, 2024, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into license agreements, as disclosed in Note 7, with various parties under which it is obligated to make contingent and non-contingent payments.

Purchase Commitments

To support product needs for OJEMDA, the Company entered into a manufacturing and supply agreement with Quotient Sciences - Philadelphia, LLC in July 2023 that requires the Company to meet minimum purchase obligations on an annual basis. The remaining amount of future minimum purchase obligations under the manufacturing and supply agreement over the next five years is approximately $10.6 million, in aggregate, as of September 30, 2025. For the nine months ended September 30, 2025 and 2024, the Company made purchases of $3.5 million and $2.0 million, respectively, under the purchase obligation.

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

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims to date, and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of September 30, 2025 and December 31, 2024.

9.
Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value of $0.0001 per share. As of September 30, 2025, 102,675,502 shares of common stock were issued and outstanding.

The Company has reserved shares of common stock for future issuances as follows:

September 30, 2025
Common stock options issued and outstanding	14,061,544
Common stock available for future grants	4,968,021
Common stock available for ESPP	3,305,854
Restricted stock units issued and outstanding	2,758,561
Pre-funded warrants	827,586
Total	25,921,566

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

At-The-Market Offering

The Company has entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of the Company’s common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. The Company has no obligation to sell any shares and could at any time suspend solicitations and offers under the ATM. No shares of the Company’s common stock have been sold under the ATM as of September 30, 2025.

10.
Share-based Compensation

Share-based compensation expense recorded in the accompanying condensed statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$2,991	$3,816	$10,830	$13,178
Selling, general and administrative expense	6,570	7,738	22,490	24,050
Total share-based compensation expense	$9,561	$11,554	$33,320	$37,228

2022 Equity Inducement Plan

In October 2022, the board of directors approved the 2022 Equity Inducement Plan, or the 2022 Plan. The 2022 Plan provides for the grant of non-statutory stock options and restricted stock units. The number of shares of common stock reserved for issuance under the 2022 Plan is 1,000,000 shares.

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

Stock Options

The following table provides a summary of stock option activity during the nine months ended September 30, 2025.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	12,127,435	$16.50
Granted	2,998,300	$10.40
Exercised	—	$—		$—
Forfeiture	(1,064,191)	$15.92
Outstanding at September 30, 2025	14,061,544	$15.24	$7.20	$240
Vested and expected to vest at September 30, 2025	14,061,544	$15.24	$7.20	$240
Exercisable at September 30, 2025	9,172,219	$16.42	$6.40	$8

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. There were no options exercised during the nine months ended September 30, 2025. The total intrinsic value of options exercised during the nine months ended September 30, 2024 was less than $0.1 million.

The total fair value of options that vested during the nine months ended September 30, 2025 and 2024 was $21.7 million and $25.7 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $6.81 per share and $9.24 per share, respectively.

Unrecognized share-based compensation for stock options as of September 30, 2025 was $40.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards granted with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	6.0 - 6.1	6.1	5.3 - 6.7	5.3 - 6.7
Expected volatility	69.44% - 74.96%	68.46% - 68.72%	68.30% - 75.07%	68.27% - 70.57%
Risk-free interest rate	3.77% - 4.05%	3.43% - 4.40%	3.77% - 4.48%	3.43% - 4.47%
Expected dividend yield	—	—	—	—

During the three and nine months ended September 30, 2025, the Company updated its methodology for estimating the expected volatility assumption used in the valuation of stock option awards to incorporate both the historical volatility of its common stock and the volatility of a group of publicly traded industry peers as the Company now has sufficient trading history for its common stock. This change provides a more representative measure of expected volatility by reflecting both Company-specific and market-based factors.

Restricted Stock Units

The following table provides a summary of restricted stock units activity under the 2021 Plan during the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2024	1,774,287	$15.58
Granted	1,957,300	$10.40
Vested	(728,173)	$14.73
Forfeiture	(244,853)	$14.45
Unvested restricted stock units at September 30, 2025	2,758,561	$12.23

Unamortized share-based compensation for restricted stock units as of September 30, 2025 was $31.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Awards

The following table provides a summary of the unvested common stock awards activity during the nine months ended September 30, 2025.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2024	82,281	$16.00
Vested	(81,546)	$16.00
Forfeiture	(735)	$16.00
Unvested common stock as of September 30, 2025	—	$—

As of September 30, 2025, there is no unamortized share-based compensation for restricted stock awards.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share)) and (b) an amount determined by the board of directors. 549,887 shares have been issued under the ESPP as of September 30, 2025. The Company recognized compensation expense related to the ESPP of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

11.
Income Taxes

The Company did not record an income tax provision for the three and nine months ended September 30, 2025 as it generated tax losses during each of the periods. For the three months ended September 30, 2024, the Company recognized an income tax benefit of $0.9 million on pre-tax book income for the period, resulting in an effective tax rate of (2.4)%. For the nine months ended September 30, 2024, the Company recognized income tax expense of $0.7 million on a pre-tax book loss for the period, resulting in an effective tax rate of (2.3)%. The primary reconciling items between the federal statutory rate of 21.0% for the three and nine months ended September 30, 2024 and the Company’s overall effective tax rate of (2.4)% and (2.3)%, respectively, was the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of its net deferred tax assets.

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

In July 2025, the United States government passed the One Big Beautiful Bill Act into law. This legislation includes significant tax law changes with various effective dates, which may have an impact on the Company's business. The enactment of the One Big Beautiful Bill Act did not have a material impact on the Company's effective tax rate for the three and nine months ended September 30, 2025. The Company will continue to monitor the impact of this Act in future periods.

12.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income - basic and diluted	$(19,726)	$37,037	$(86,044)	$(29,782)
Weighted average shares outstanding - basic	103,381,315	96,623,123	103,056,046	90,164,895
Effect of dilutive securities:
Stock options	—	57,455	—	—
Restricted stock units	—	107,935	—	—
Restricted stock awards	—	149,246	—	—
Weighted average shares outstanding - diluted	103,381,315	96,937,759	103,056,046	90,164,895
Net (loss) income per share - basic	$(0.19)	$0.38	$(0.83)	$(0.33)
Net (loss) income per share - diluted	$(0.19)	$0.38	$(0.83)	$(0.33)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net (loss) income per share, as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	14,061,544	11,454,704	14,061,544	11,926,321
Unvested common shares	—	—	—	165,840
Restricted stock units	2,758,561	406,092	2,758,561	1,887,246
Shares committed under ESPP	96,589	88,832	96,589	88,832
Total	16,916,694	11,949,628	16,916,694	14,068,239

13.
Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. For each of the three months ended September 30, 2025 and 2024, the Company made matching contributions of $0.4 million. For the nine months ended September 30, 2025 and 2024, the Company made matching contributions of $1.6 million and $1.4 million, respectively.

14.
Segment Reporting

The Company views its operations and manages its business in one operating and one reportable segment, which includes all activities dedicated to developing and commercializing targeted therapies for people of all ages with life-threatening diseases. The determination of a single operating segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker, or CODM. The Company’s CODM is its Chief Executive Officer, who reviews and evaluates net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. Our CODM does not evaluate the operating segment using asset or liability information. The operating segment derives all net product revenues from the sales of OJEMDA in the United States through contractual arrangements with its specialty pharmacy and specialty distributor customers. All the Company’s assets are located in the United States.

In addition to the significant expense categories included within net loss presented on the Company's condensed statements of operations, see below for disaggregated amounts that comprise research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$19,131	$19,405	$62,038	$61,497
License agreement related payments	—	—	4,000	60,000
Other research and development costs	1,930	1,907	5,952	6,421
Internal costs:
Employee related expenses	10,358	12,251	35,197	37,961
Total research and development expenses	$31,419	$33,563	$107,187	$165,879

(1) Costs incurred under agreements with third-party CROs, CMOs, and other third parties that conduct clinical activities on the Company's behalf.

15.
Subsequent Event

On October 7, 2025, the board of directors and compensation committee of the board of directors, or the Compensation Committee, approved an option repricing, or the Repricing, of the outstanding stock options held by certain then-current directors and employees, including the Company’s named executive officers, or Eligible Participants, to be effective on the second full business day following the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, or the Effective Date. As permitted under the terms of the Company’s equity plans, the exercise price of each outstanding stock option with an exercise price per share of $8.00 or greater held by the directors and employees providing services as of the Effective Date will be reduced to an amount equal to the closing price of the Company’s common stock on the Effective Date, or the New Exercise Price. The board of directors approved the Repricing, upon the recommendation of the Compensation Committee, in order to retain and motivate key contributors of the Company without incurring dilution resulting from significant additional equity grants to the Company’s employees or significant additional cash expenditures resulting from cash compensation.

In order to exercise the repriced options at the New Exercise Price, Eligible Participants are required to remain in service with the Company through the Retention Period (as defined herein). The “Retention Period” begins on the Effective Date and ends on the earlier of (i) the one-year anniversary of the Effective Date; or (ii) a Corporate Transaction (as defined in the 2021 Plan). However, if the Retention Period is not satisfied, the Eligible Participant will be required to pay to the Company an additional amount equal to the difference between the New Exercise Price and the prior exercise price of the corresponding option upon exercise of the option; provided that the additional premium payment will not be required if the Eligible Participant’s service to the Company is terminated by reason of death or Disability (as defined in the 2021 Plan).

The Company is currently evaluating the effect of the Repricing and, at this time, cannot reasonably estimate the impact on its financial statements.

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

On April 23, 2024, we announced that the FDA approved OJEMDA™ (tovorafenib) for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. The indication was approved under accelerated approval based on a regulatory endpoint of overall response rate and the totality of the Company’s pivotal open-label Phase 2 trial, or FIREFLY-1, data, including duration of response. With the approval, we received, and subsequently sold, a rare pediatric disease priority review voucher, or PRV, from the FDA. We have commenced the commercial launch of OJEMDA in the United States. OJEMDA is the only systemic therapy for pLGG that offers once-weekly dosing, with or without food, as a tablet or oral suspension.

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

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients ages 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia, South America, Middle East and Asia, with approximately 135 sites activated. In June 2024, we announced the following changes to our FIREFLY-2 trial: the primary endpoint of objective response rate will be assessed according to the RAPNO-LGG criteria, key secondary endpoints of progression free survival and duration of response will be assessed according to RAPNO-LGG criteria, new patients will be initiated on a starting dose of 380 mg/m2/dose once weekly, and the addition of a once-monthly carboplatin regime as a fourth standard of care option for arm 2. We expect to complete enrollment of FIREFLY-2 in the first half of 2026. In June 2025, tovorafenib was added to the National Comprehensive Cancer Network, or NCCN, adult glioma treatment guidelines as a category 2a recommended treatment option for patients with recurrent or progressive BRAF-altered disease.

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

The following table summarizes our product and product candidate pipeline.

Our pipeline

Our goal is to take aim at the gaps that have left patients and their families behind.

Product Candidate	Therapeutic Area	Preclinical	Phase 1	Phase 2	Phase 3/ Registrational	Approved	Recent & Anticipated Milestones
Tovorafenib Type II RAF Inhibitor OJEMDA brand name in U.S.[1] Ex-U.S. Rights: IPSEN[3] Innovation for patient care	BRAF-altered relapsed pLGG	**FIREFLY-1 (pivotal Phase 2)[2]**				ojemda (tovorafenib)	**FDA accelerated approval** April 2024 **EMA regulatory decision expected** 2026 **3-year follow-up data expected** SNO Conference, November 2025
	Front-line RAF-altered pLGG	**FIREFLY-2 (pivotal Phase 3)**					**Enrollment completion expected** 1H 2026
DAY301[4] PTK7-Targeted ADC	Adult and pediatric solid tumors						**First dose cohort cleared** January 2025

[1] OJEMDA has received accelerated approval by the U.S. Food and Drug Administration. [2] FIREFLY-1 is an open-label, pivotal Phase 2 trial. [3] Ex-U.S. license agreement with Ipsen to commercialize OJEMDA (tovorafenib) outside the U.S. [4] DAY301 is a license agreement with MabCare Therapeutics for exclusive worldwide rights, excluding Greater China, for MTX-13/CB-002, a novel ADC targeting PTK7. The safety and efficacy of investigational agents and/or investigational uses of approved products have not been established.

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

As of September 30, 2025, we could be required to make additional milestone payments of up to $36.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications. Commencing with the first commercial sale of OJEMDA in a country, we are obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the XOMA licensed patents, jointly owned collaboration patents or specified patents owned by us covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In November 2023, we discontinued our monotherapy substudy due to a limited duration of response in this rare patient population despite observing responses with a generally well tolerated therapy. In July 2024, we informed Merck KGaA, Darmstadt, Germany that we decided to close the program because the benefit/risk profile and the market opportunity did not justify the significant investment required to continue the trial despite observing some clinical responses. In September 2025, we finalized the termination agreement with Merck KGaA, Darmstadt, Germany and concluded material wind-down activities.

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

In consideration for the rights granted under the MabCare License Agreement, we made an upfront payment of $55.0 million in July 2024. As of September 30, 2025, we could be required to make additional payments of $1,132.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China.

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

As of September 30, 2025, we are also eligible to receive up to approximately $380.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date. We are also entitled to tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from our collaborators or other third parties. Our policy is to seek to protect our proprietary position by, among other methods, obtaining licenses to and filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also may rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary positions. We additionally plan to rely on data exclusivity, market exclusivity and patent term extensions if and when available, and if appropriate, seek and rely on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

Our owned or co-owned patent portfolio, as of January 1, 2025, includes a co-owned United States patent directed to the compositions of matter and pharmaceutical compositions of tovorafenib, which provides patent protection in the United States through 2031, and multiple foreign patents and applications including granted patents in Germany, France, United Kingdom, Belgium, Switzerland, Denmark, Spain, Ireland, Italy, Netherlands, Australia, Brazil, Canada, China, India, Japan, Korea, Mexico, Russia, Singapore, South Africa, Taiwan, and Hong Kong, which are expected to expire in 2028. Furthermore, we have filed two applications for patent term extension of 5 years pertaining to the regulatory review period for OJEMDA (tovorafenib) for the United States patent directed to the compositions of matter and pharmaceutical compositions. One application involves NDA 217700 for a tovorafenib tablet and the other involves NDA 218033 for a tovorafenib oral suspension. The applications were submitted to the United States Patent and Trademark Office, or USPTO, in June 2024 and are under review by the USPTO. Approval of the applications for patent term extension would extend the United States patent to August 2036. We have additional patents and pending applications drawn to formulations, methods of use, and methods of manufacture for tovorafenib. Our patent portfolio also includes issued and pending patents covering formulations, methods of manufacture, and methods of use of tovorafenib. Certain issued patents are expected to provide protection through 2035, and pending applications, if granted, could extend coverage into the 2040s.

Where applicable, patent extensions will be requested for jurisdictions outside of the United States upon regulatory approval in these jurisdictions.

In the United States, OJEMDA has received both 5 years of New Chemical Entity exclusivity and 7 years of Orphan Drug Exclusivity to April 2029 and April 2031, respectively. During the seven-year exclusivity period, the FDA may not approve any other sponsor’s application to market the same drug for the same indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues or consent by the exclusivity holder.

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

We expect that our selling, general and administrative expenses will remain relatively consistent in the near-term.

Gain from sale of priority review voucher

Gain from the sale of priority review voucher represents the sale of our rare pediatric disease PRV, which was awarded to us in connection with the FDA’s approval of OJEMDA.

Results of operations

Comparison of three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (unaudited):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue:
Product revenue, net	$38,522	$20,070	$18,452	91.9%
License revenue	1,273	73,691	(72,418)	*
Total revenues	39,795	93,761	(53,966)	(57.6)%
Cost and operating expenses:
Cost of product and license revenue	4,480	1,590	2,890	181.8%
Research and development	31,419	33,563	(2,144)	(6.4)%
Selling, general and administrative	28,147	28,972	(825)	(2.8)%
Total cost and operating expenses	64,046	64,125	(79)	(0.1)%
(Loss) income from operations	(24,251)	29,636	(53,887)	(181.8)%
Non-operating income:
Investment income, net	4,559	5,322	(763)	(14.3)%
Other (expense) income, net	(34)	1,197	(1,231)	(102.8)%
Total non-operating income, net	4,525	6,519	(1,994)	(30.6)%
(Loss) income before income taxes	(19,726)	36,155	(55,881)	(154.6)%
Income tax benefit	—	882	(882)	*
Net (loss) income	(19,726)	37,037	(56,763)	(153.3)%

* Amount and/or percentage not meaningful

Product revenue, net

Product revenue, net increased $18.4 million, from $20.1 million for the three months ended September 30, 2024 to $38.5 million for the three months ended September 30, 2025 due to increased sales of OJEMDA in the United States.

License revenue

License revenue decreased $72.4 million, from $73.7 million for the three months ended September 30, 2024 to $1.3 million for the three months ended September 30, 2025 due to the recognition of the upfront consideration received from the Ipsen License Agreement for the pLGG license rights in the three months ended September 30, 2024.

Cost of product and license revenue

Cost of product and license revenue increased $2.9 million, from $1.6 million for the three months ended September 30, 2024 to $4.5 million for the three months ended September 30, 2025 due to increased sales of OJEMDA in the United States and cost of license related services provided under the Ipsen License Agreement.

Research and development expenses

Research and development expenses decreased $2.2 million, from $33.6 million for the three months ended September 30, 2024 to $31.4 million for the three months ended September 30, 2025. Personnel-related expenses decreased by $1.9 million driven by lower share-based compensation and third-party expenses decreased by $0.3 million due primarily to reductions in pimasertib clinical development costs.

The following table summarizes our external and internal research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$19,131	$19,405
Other research and development costs	1,930	1,907
Internal costs:
Employee related expenses	10,358	12,251
Total research and development expenses	$31,419	$33,563
(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib, pimasertib, DAY301, and the VRK1 inhibitor programs were $15.4 million, $0.3 million, $2.8 million, and $0.6 million, respectively, for three months ended September 30, 2025 compared to $16.6 million, $0.7 million, $0.6 million, and $1.5 million, respectively, for the three months ended September 30, 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $0.9 million, from $29.0 million for the three months ended September 30, 2024 to $28.1 million for the three months ended September 30, 2025. The decrease in selling, general and administrative expenses was primarily due to a decrease of $1.8 million in personnel-related expenses driven by lower share-based compensation offset by an increase of $0.8 million in other selling, general and administrative costs and an increase of $0.1 million in professional services driven by increases in commercial launch activities.

Income tax expense

For the three months ended September 30, 2025, we did not record an income tax provision since we generated tax losses during this period. Income tax expense for the three months ended September 30, 2024, was $0.9 million resulting in an effective tax rate of (2.4%) driven by the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of our net deferred tax assets.

Comparison of nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (unaudited):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue:
Product revenue, net	$102,587	$28,262	$74,325	263.0%
License revenue	1,877	73,691	(71,814)	*
Total revenues	104,464	101,953	2,511	2.5%
Cost and operating expenses:
Cost of product and license revenue	11,129	2,297	8,832	384.5%
Research and development	107,187	165,879	(58,692)	(35.4)%
Selling, general and administrative	86,440	85,715	725	0.8%
Total cost and operating expenses	204,756	253,891	(49,135)	(19.4)%
Loss from operations	(100,292)	(151,938)	51,646	(34.0)%
Non-operating income (expense):
Gain from sale of priority review voucher	—	108,000	(108,000)	*
Investment income, net	14,324	13,649	675	4.9%
Other (expense) income, net	(76)	1,177	(1,253)	*
Total non-operating income, net	14,248	122,826	(108,578)	(88.4)%
Loss before income taxes	(86,044)	(29,112)	(56,932)	195.6%
Income tax expense	—	(670)	670	*
Net Loss	$(86,044)	$(29,782)	$(56,262)	188.9%

* Amount and/or percentage not meaningful

Product revenue, net

Product revenue, net increased $74.3 million, from $28.3 million for the nine months ended September 30, 2024 to $102.6 million for the nine months ended September 30, 2025 due to increased sales of OJEMDA in the United States.

License revenue

License revenue decreased $71.8 million, from $73.7 million for the nine months ended September 30, 2024 to $1.9 million for the nine months ended September 30, 2025 due to the recognition of the upfront consideration received from the Ipsen License Agreement for the pLGG license rights in the nine months ended September 30, 2024.

Cost of product and license revenue

Cost of product and license revenue increased $8.8 million, from $2.3 million for the nine months ended September 30, 2024 to $11.1 million for the nine months ended September 30, 2025 due to increased sales of OJEMDA in the United States and cost of license related services provided under the Ipsen License Agreement.

Research and development expenses

Research and development expenses decreased $58.7 million, from $165.9 million for the nine months ended September 30, 2024 to $107.2 million for the nine months ended September 30, 2025. License related payments decreased by $56.0 million due to a $4.0 million milestone payment related to the XOMA License Agreement in the nine months ended September 30, 2025 compared to a $55.0 million upfront payment related to the MabCare License Agreement and a $5.0 million amendment payment related to the Viracta License Agreement in the nine months ended September 30, 2024. Personnel-related expenses decreased by $2.8 million driven by lower share-based compensation and other research and development costs decreased by $0.4 million. This is offset by an increase in $0.5 million in third-party expenses due primarily to an increase in clinical trial and manufacturing activities associated with DAY301.

The following table summarizes our external and internal research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$62,038	$61,497
XOMA License Agreement milestone payment	4,000	—
MabCare license agreement upfront payment	—	55,000
Viracta license agreement payment	—	5,000
Other research and development costs	5,952	6,421
Internal costs:
Employee related expenses	35,197	37,961
Total research and development expenses	$107,187	$165,879

(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib, pimasertib, DAY301, and the VRK1 inhibitor programs were $49.9 million, $0.9 million, $7.7 million, and $3.5 million, respectively, for nine months ended September 30, 2025 compared to $52.7 million, $3.2 million, $0.6 million, and $5.0 million, respectively, for the nine months ended September 30, 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.7 million, from $85.7 million for the nine months ended September 30, 2024 to $86.4 million for the nine months ended September 30, 2025. The increase in selling, general and administrative expenses was primarily due to an increase of $0.1 million in professional services driven by increases in commercial launch activities and an increase of $1.2 million in other selling, general and administrative costs offset by a decrease in $0.6 million in personnel-related expenses driven by changes in headcount.

Income tax expense

For the nine months ended September 30, 2025, we did not record an income tax provision since we generated tax losses during this period. Income tax expense for the nine months ended September 30, 2024, was $0.7 million resulting in an effective tax rate of (2.3%) driven by the effect of equity compensation, generation of tax credits, deferred state income taxes and the valuation allowance recorded against the full amount of our net deferred tax assets.

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

We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of September 30, 2025.

As of September 30, 2025, we had an accumulated deficit of $640.1 million and $451.6 million in cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our capital requirements through at least twelve months after the date that this Quarterly Report is filed.

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

Leases

We have an operating lease obligation for office space. As of September 30, 2025, we had fixed lease payment obligations of approximately $0.5 million payable, within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We have entered into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of September 30, 2025, there were no amounts accrued related to termination and cancellation charges as these are not probable.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(89,608)	$(48,105)
Net cash provided by investing activities	7,169	38,646
Cash provided by financing activities	748	201,440
Net (decrease) increase in cash and cash equivalents	$(81,691)	$191,981

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $89.6 million consisting of our net loss of $86.0 million and changes in net operating assets and liabilities of $27.2 million, which were offset by non-cash charges of $23.7 million. Changes in operating assets and liabilities were primarily related to a decrease in accrued expenses and other current liabilities of $22.4 million, an increase in inventory of $3.6 million, an increase in accounts receivable of $2.8 million, an increase in prepaid expenses and other current assets of $1.2 million, and an increase in deposits and other long-term assets of $0.2 million. This was offset by an increase in accounts payable of $2.5 million, an increase in deferred revenue of $0.5 million, and an increase in our operating lease liability of $0.1 million.

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

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $7.2 million attributable to the purchase of short-term investments of $637.9 million, acquisition of intangible assets of $3.5 million, and the acquisition of property and equipment of $0.3 million. This was partially offset by the proceeds from maturity of short-term investments of $648.8 million.

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

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $0.7 million related to net proceeds from the purchases made under our 2021 Employee Stock Purchase Plan.

Cash provided by financing activities for the nine months ended September 30, 2024 was $201.4 million related to net proceeds from the issuance of common stock in connection with the private placement of $178.2 million and issuance of prefunded warrants to purchase common stock of $20.9 million, and upon stock option exercises and purchases made under our 2021 Employee Stock Purchase Plan of $2.3 million.

Funding requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. As of September 30, 2025, we had $451.6 million in cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our capital requirements at least twelve months after the date that this Quarterly Report is filed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, management, with the participation of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses in each reporting period since our inception, and as of September 30, 2025, we have generated approximately $159.8 million of revenue from product sales of OJEMDA. We have financed our operations principally through the sale and issuance of redeemable convertible preferred shares, the completion of our initial public offering, or IPO, and follow-on public offerings of our common stock. For the nine months ended September 30, 2025 and 2024 we reported a net loss of $86.0 million and $29.8 million, respectively. We had an accumulated deficit of $640.1 million as of September 30, 2025. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib and DAY301 through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our product and product candidates, including our ongoing pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a potential front-line therapy in pLGG, our post-marketing commitments and requirements for OJEMDA, our Phase 1a/b trial of DAY301 targeting PTK7 and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In October 2023, the U.S. Food and Drug Administration, or FDA, accepted our New Drug Applications, or NDAs, and granted priority review for OJEMDA as a monotherapy in relapsed or refractory pLGG. On April 23, 2024, the FDA approved the NDAs for OJEMDA for use in the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. We will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of OJEMDA, or our product candidate, DAY301, if marketing authorization is received. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

We had $451.6 million in cash, cash equivalents and short-term investments as of September 30, 2025. Based on our cash, cash equivalents and short-term investments, as of September 30, 2025, we estimate that our current liquidity will be sufficient to satisfy our capital requirements at least twelve months after the date that this Quarterly Report is filed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We may be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of September 30, 2025. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from inflation, changes in interest rates, changes in domestic and foreign currency rates, significant political, trade or regulatory developments, global regional conflicts, public health epidemics or otherwise.

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

Before obtaining marketing authorization from the FDA for our product candidates or comparable foreign regulatory authorities for the sale of OJEMDA and our product candidates, we must demonstrate through lengthy, complex and expensive clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. Failure can occur at any time during the clinical trial processes and for any number of reasons, and, because our product candidates are in earlier stages of development, there is a high risk of failure and we may never succeed in developing marketable products.

We may experience numerous challenges and unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of marketing authorization for our product candidates. or our ability to successfully commercialize OJEMDA or our product candidates, including:

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

There are a number of next-generation BRAF inhibitors in clinical development. Fore Biotherapeutics (formerly NovellusDx) is developing the RAF dimer breaker plixorafenib (formerly FORE8394 or PLX-8394) in a Phase 2 trial in combination with cobicistat in patients with cancers harboring BRAF alterations. Black Diamond Therapeutics have the next-generation BRAF inhibitor BDTX-4933 in Phase 1 clinical trials in adult solid tumors (KRAS-mutant NSCLC and solid tumors with RAF/RAS-mutations). Jazz Pharmaceuticals and Redx Pharma's pan-RAF inhibitor JZP815 is currently being evaluated in a Phase 1 trial in adult solid tumors harboring alterations in the MAPK pathway. Erasca and Novartis' naporafenib, a pan-RAF inhibitor with a potential first-in-class and best-in-class profile in NRAS mutant melanoma and other RAS/MAPK pathway-driven tumors, is being evaluated in combination with trametinib, in a Phase 3 clinical trial in patients with NRAS-mutant melanoma. Nested Therapeutics has advanced NST-628, a pan-RAF/MEK “molecular glue” into a Phase 1 clinical trial. Pfizer’s PF-07799933 (ARRY-440) is a brain-penetrant BRAF-selective monomer/dimer inhibitor that spares ARAF and CRAF, and is currently being evaluated in a phase 1 trial in adults with solid tumors.

With regard to the treatment of pLGG, some MEK inhibitors, some type I RAF inhibitors, and other targeted therapies have been studied, or are being studied, in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. The off-label use of these agents may represent competition for OJEMDA if it is approved and enters the market.

Pursuant to the MabCare License Agreement, we have the exclusive right to develop, manufacture and commercialize DAY301, a novel ADC targeting PTK7, worldwide, excluding Greater China. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial. There are a few ADCs targeting PTK7 in clinical development. In February 2024, Profound Bio dosed its first patient in a Phase 1/2 Clinical Trial of PRO1107, a PTK7-targeted ADC with an auristatin payload. Profound Bio was acquired by Genmab A/S in May of 2024 and the program was renamed to GEN1107. In September 2025, Genmab announced that PRO1107 was being discontinued due to the overall benefit-risk balance of the program. In May 2024, Sichuan Kelun Pharmaceutical Research Institute also listed a Phase 1 study of SKB51, a PTK7-targeted ADC with a topoisomerase-1 payload, in adults with advanced or metastatic solid tumors. Eli Lilly and Company is also conducting a clinical trial, initiated in July 2025, for LY4175408, a PTK7 targeted ADC with an exatecan payload. Notable PTK7 in preclinical development include Whitehawk’s HWK-007, IDEAYA’s IDE-034 and Biocytogen’s BCG003 and BCG017.

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

Finally, Congress passed the Food and Drug Omnibus Reform Act of 2022, or FDORA, which implemented key reforms to the FDA’s authorities with respect to accelerated approval, including strengthening requirements around post-approval studies, codifying procedures for withdrawal of a product approved under the expedited approval pathway and establishing an intra-agency Accelerated Approval Council to address accelerated approval policy. FDORA also added the failure to conduct post-approval studies with due diligence or to submit timely progress reports on such studies to the list of prohibited acts under the FD&C Act, which means that any such failures, whether they result from our actions or the actions of third parties, could provide the basis for enforcement actions to be brought against us, which may be costly to defend or we may be unsuccessful in our defense.

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

Moreover, a recent Eleventh Circuit decision in Catalyst Pharmaceuticals, Inc. vs. FDA regarding interpretation of the Orphan Drug Act exclusivity provisions as applied to drugs approved for orphan indications narrower than the drug’s orphan designation has the potential to significantly broaden the scope of orphan drug exclusivity for such products. Specifically, the Eleventh Circuit held that orphan drug exclusivity precludes the FDA from approving another marketing application for the same drug for the same orphan-designated disease or condition for a period of seven years. Although the FDA has announced that it will not apply the Catalyst decision beyond the facts at issue in that case, Catalyst could serve as a precedent for future challenges to the FDA’s orphan drug-related decisions, and, accordingly, could fundamentally change how companies rely on, or seek to work around, orphan drug exclusivity in the United States. More recently, the U.S. Court of Appeals for the D.C. Circuit fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity, Jazz Pharmaceuticals, Inc. v. Kennedy. Legislation has also been introduced that may reverse the Catalyst decision, but such legislation has not yet been passed.

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

Non-compliance by us or any future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population can also result in significant financial penalties. Further, if any of these actions were to occur, we may have to discontinue the commercialization of OJEMDA and product candidates, limit our sales and marketing efforts, conduct further post-approval studies and/or discontinue or change any other ongoing clinical studies, which in turn could result in significant expense and delay and/or limit our ability to generate sales revenues.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, triggering the legislation’s automatic reduction to several government programs. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In July 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare. These laws may result in additional reductions in Medicare and other healthcare funding.

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

We expect that additional state and federal healthcare reform measures, including potentially significant additional changes to current drug pricing and reimbursement structures, such as Most Favored Nation provisions, will be adopted in the future. Current and future reform measures may result in more rigorous coverage criteria and in additional downward pressure on the prices that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate future revenue in line with our expectations, attain profitability or commercialize OJEMDA and our product candidates.

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

There are significant expenses and risks involved with establishing our own sales, marketing, and distribution capabilities, including our ability to hire, retain, and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of these capabilities could delay or negatively affect the success of our commercialization efforts and our business. For example, the ongoing commercialization of OJEMDA may not develop as planned or anticipated, which may require us to, among others, adjust or amend our business plan and incur significant expenses.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing authorizations for OJEMDA (outside of the United States), DAY301 or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

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

In addition, any disruption in production or inability of our manufacturers, specifically in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of OJEMDA and our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of economic sanctions, changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. In April 2025, the U.S. presidential administration announced extensive tariffs on goods imported from China, where certain of our third-party manufacturers are located, and these tariffs remain in negotiation. We believe we currently have sufficient API inventory for commercial and clinical use and do not anticipate any near-term impact to our sales or clinical programs, we expect these tariffs to increase the cost of our API in the future, which would negatively impact our business, financial condition and results of operations. In addition, legislation was introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, including those affiliated with the manufacture of our API, Wuxi STA, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the United States. Although this legislation has not progressed to law, there is continued discussion on a modified BioSecure Act for potential inclusion in the National Defense Authorization Act, or NDAA, for the fiscal year beginning January 1, 2026. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If a Health Authority determines that our CMOs are not in compliance with laws and regulations, including those governing cGMPs, the Health Authority may not approve a regulatory submission until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance. Moreover, our failure, or the failure of our third-party manufacturers and suppliers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our CMOs, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

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

As we prepare for later-stage clinical trials and commercialization of OJEMDA, we will need to take steps to increase the scale of production. Other than for our product OJEMDA, we have not yet scaled up the manufacturing process for any of our product candidates and may need to scale further to support future supply needs for any of our product candidates. Third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up or commercial activities. For example, if microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

The Company is sensitive to increased U.S. tariffs and other trade restrictions, including tariffs specifically on imports from China and tariffs on imports of pharmaceutical products from other jurisdictions. If such tariffs are expanded in scope, increased, or become permanent, the Company could experience higher costs on imported raw materials and product intermediates, which may compress margins. Because the timing, scope and enforceability of such tariffs are uncertain, we may not be able to fully predict or mitigate their impacts. Increased tariffs and other trade restrictions on China could increase annual API costs for OJEMDA. Although the effect of the more recently announced worldwide product-specific Pharmaceutical tariffs is only beginning to materialize, management expects that such measures could further increase costs.

To mitigate tariff risk, we are exploring steps such as (i) diversifying sourcing to lower-tariff jurisdictions, (ii) qualifying alternate domestic suppliers, and (iii) managing inventory levels. However, there can be no assurance these measures will fully offset the impacts of increased tariff.

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

We have received a substantial portion of our revenue from a limited number of customers. For example, for the nine months ended September 30, 2025, two individual customers accounted for 98.3% of our total net product revenue, with these individual customers representing 66.4% and 31.9% of total net product revenue. As of September 30, 2025, two customers accounted for 91.7% of the accounts receivable balance, with these individual customers representing 68.5% and 23.2% of the accounts receivable balance.

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

We had 184 full-time employees as of September 30, 2025. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

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

Although no third party has asserted a claim of patent infringement against us as of September 30, 2025, others may hold proprietary rights that could prevent OJEMDA or our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at OJEMDA or our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to OJEMDA or our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market OJEMDA or our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We may also in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Additionally, we may be subject to claims of patent infringement during those proceedings, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced personnel and budgets experienced by the Patent and Trial Appeal Board, could further delay our ability to timely challenge any such patents. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign OJEMDA, our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing OJEMDA or our product candidates and technology.

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

The holders of an aggregate of 8,502,776 shares of our outstanding common stock as of September 30, 2025 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of September 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 37.9% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Item 5. Other Information.

Insider Trading Policies and Arrangements

The Company’s directors and Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, or a Rule 10b5-1 Plan. During the three months ended September 30, 2025, none of the Company’s Section 16 officers or directors adopted or terminated any Rule 10b5-1 Plan.

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: November 4, 2025	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President Principal Executive Officer

Date: November 4, 2025	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer Principal Financial and Accounting Officer