Form 10-K
period 2025-12-31
Day One Biopharmaceuticals, Inc.
filed 2026-02-24
CIK 1845337

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2025, was approximately $567.0 million.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2026 was 103,297,691.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, the potential benefits and therapeutic scope of our acquisitions and collaborations, including our acquisition of Mersana Therapeutics, Inc. and its lead product candidate, emiltatug ledadotin (XMT-1660), or Emi-Le, nonclinical and clinical development activities, efficacy and safety profile of OJEMDATM (tovorafenib) and our product candidates, potential therapeutic benefits and economic value of OJEMDA and our product candidates, our ability to market and sell OJEMDA while maintaining full compliance with applicable federal and state laws, rules and regulations, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by products and product candidates, the timing and results of nonclinical studies and clinical trials, commercial collaboration with third parties, and our ability to recognize milestone and royalty payments from commercialization agreements, the potential impact of global business or macroeconomic conditions, including as a result of inflation, fluctuating interest rates, supply chain disruptions, labor shortages, labor displacement, high unemployment rates, government shutdowns, significant political or regulatory developments or changes in tax or trade policy, the imposition of trade barriers, tariffs and other protectionist measures, shifting priorities within the U.S. Food and Drug Administration and reduced funding to federal healthcare programs, significant political, trade or regulatory developments and global regional conflicts on our operations and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and other similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

i

PART I

Item 1. Business.

Overview

Day One Biopharmaceuticals, Inc., or the Company or Day One, is a biopharmaceutical company dedicated to developing and commercializing targeted therapies for people of all ages with life-threatening diseases.

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

In Arm 1, data from the 76 RAPNO LGG evaluable patients with relapsed or refractory pLGG showed the following (June 5, 2023 data cutoff):

•
The best ORR of ~51%, which included partial responses in 37% of patients and minor responses in 14% of patients.
•
Among the 64 patients with BRAF fusions or rearrangements, the ORR was 52%, and among those with a BRAF V600 mutation, the ORR was 50%.
•
The ORR was 49% in the 46 patients who had previously been treated with MAPK-targeted therapy and 55% in the 31 patients who had not received prior MAPK-targeted treatment.

The safety of OJEMDA was evaluated in 137 patients with relapsed or refractory pLGG, with the majority of adverse events being Grade 1 or Grade 2. The most common side effects were rash, hair color changes, tiredness, viral infection, vomiting, headache, fever, decrease in growth velocity, dry skin, constipation, nausea, acne and upper respiratory tract infection.

Follow up data from FIREFLY-1 confirmed the original data that supported OJEMDA's approval by the US FDA. In Arm 1, data from the 76 RAPNO LGG evaluable patients with relapsed or refractory pLGG showed the following (May 10, 2024 data cutoff to support the ongoing evaluation of OJEMDA):

•
The best ORR of ~53%, which included partial responses in 38% of patients and minor responses in 15% of patients.
o
Among the 64 patients with BRAF fusions or rearrangements, the ORR was 53%, and among those with a BRAF V600 mutation, the ORR was 50%.
o
The ORR was 51% in the 45 patients who had previously been treated with MAPK-targeted therapy and 55% in the 31 patients who had not received prior MAPK-targeted treatment.
•
The median duration of response was 18 months. Of the 77 patients enrolled in Arm 1, 66 patients (~86%) had discontinued primary tovorafenib treatment, most commonly because they transitioned to a planned drug holiday (33 patients). Ten patients discontinued the study entirely.
•
The median time to response, following initiation of treatment, with OJEMDA was 5.4 months.

Based on the May 10, 2024 data cutoff from the ongoing study, the safety profile of OJEMDA remained consistent with that observed at the time of approval, with no new safety signals identified.

In November 2025, we announced updated additional clinical data from the FIREFLY-1 trial, based upon a data cutoff of June 6, 2025. New data from Arm 1, with an updated median study duration of 40.6 months are described as follows: In 76 patients from Arm 1, 44 (58%) completed 26 or more cycles of treatment (approximately 24 months). Amongst the key primary endpoints, the ORR was 53%, the median duration of response was 19.4 months, and the time to response was 5.4 months. The pre-specified secondary study endpoint of Progression Free Survival was evaluated by Response Assessment in Pediatric Neuro-Oncology Low-Grade Glioma. The median was 16.6 months.

Exploratory analyses were undertaken to further assess the clinical impact of tovorafenib in the same study population. Among these analyses:

•
The median time-to-next-treatment (defined as the time from the date of the first dose of tovorafenib to the start of the first subsequent anticancer treatment, or date of death) was 42.6 months.
•
Thirty-nine patients entered a treatment-free observation period:
o
77% were treatment-free for a minimum of 12 months.
o
Median treatment-free interval, measured from the end of tovorafenib primary treatment to the start of the next subsequent anticancer treatment or death, was not reached.
o
Tumor rebound was minimal in the first 6 months off therapy, with 31% of patients experiencing a ≥25% increase in tumor size from the last scan prior to the last dose.

In this updated three-year analysis, no new safety signals were identified. Grade 3 or higher adverse events most commonly reported (≥ 5% of patients) were decreased growth velocity, anemia, blood creatine phosphokinase increased, maculopapular rash, alanine aminotransferase increased.

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients ages 6 months to 25 years with pLGG, in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia, South America, Middle East and Asia, with approximately 140 sites activated. In June 2024, we announced the following changes to our FIREFLY-2 trial: the primary endpoint of objective response rate will be assessed according to the RAPNO-LGG criteria, key secondary endpoints of progression free survival and duration of response will be assessed according to RAPNO-LGG criteria, new patients will be initiated on a starting dose of 380 mg/m2/dose once weekly, and once-monthly carboplatin regime will be included as a fourth standard of care option for arm 2. We expect to complete enrollment of FIREFLY-2 in the first half of 2026.

In June 2025, tovorafenib was added to the National Comprehensive Cancer Network, or NCCN, adult glioma treatment guidelines as a category 2a recommended treatment option for patients with recurrent or progressive BRAF-altered disease.

In July 2024, we entered into the Ipsen License Agreement, pursuant to which, we licensed to Ipsen Pharma SAS, or Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services.

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

We are also eligible to receive up to approximately $375.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date. We are also entitled to tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

On March 27, 2025, Ipsen received validation of its completed submission of the Marketing Authorization Application to the EMA for tovorafenib for the treatment of patients with relapsed or refractory pLGG. Ipsen anticipates a regulatory decision in 2026.

In June 2024, we entered into a license agreement, or the MabCare License Agreement, with MabCare Therapeutics, or MabCare, a pharmaceutical corporation located in Shanghai, China. Under the MabCare License Agreement, MabCare granted to us an exclusive worldwide license, excluding Greater China, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for the Company to develop, manufacture and commercialize DAY301 (formerly MTX-13 or CB-002). DAY301 is a novel Antibody Drug Conjugate, or ADC, targeting protein-tyrosine kinase 7, or PTK7. In pre-clinical studies, DAY301 showed antitumor activity in a wide range of solid tumors. DAY301 targets PTK7, a highly-conserved, catalytically inactive transmembrane protein that is overexpressed in multiple adult cancers, including esophageal, ovarian, lung, and endometrial cancer, as well as pediatric cancers such as neuroblastoma, rhabdomyosarcoma and osteosarcoma. In April 2024, the FDA cleared the investigational new drug application for DAY301. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial, and the study continues to enroll in the dose escalation phase of the program. We plan to present initial clinical data and provide a program update in the second half of 2026.

In November 2025, we and Mersana Therapeutics, Inc., or Mersana, entered into an Agreement and Plan of Merger, or the Merger Agreement. Pursuant to the Merger Agreement, we commenced a tender offer to acquire all of the issued and outstanding shares of common stock of Mersana, or the Target Shares, for (i) $25.00 net per Target Share, payable in cash, without interest plus (ii) one contingent value right per Target Share which represents the right to receive milestone payments of up to an aggregate of $30.25 per share in cash upon the achievement of certain specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement. The transaction closed on January 6, 2026 and we believe it positions us for continued success and expansion of our oncology portfolio, adding Emiltatug ledadotin, or Emi-Le, a potential first-in-class monotherapy for patients with adenoid cystic carcinoma, or ACC, an aggressive cancer with a well-defined patient population and high unmet need, most often arising from the salivary gland. The early anti-tumor activity observed with Emi-Le in an ongoing Phase 1 study, in a disease with a clear unmet medical need, may support a fast path to registration. Emi-Le represents an innovative and differentiated antibody-drug candidate, or ADC, directed against B7-H4, a well-characterized target in certain cancers. B7-H4 is highly expressed in ACC as well as in other adult and pediatric cancers. As a novel targeted investigational agent with monotherapy anti-tumor activity intended for a well-defined patient population without any approved therapies or a clear standard of care, we believe that Emi-Le is well positioned for potential rapid development and commercialization. We plan to present clinical data mid-2026.

We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive rights to develop tovorafenib and Emi-Le for all therapeutic areas worldwide and DAY301 for all therapeutic areas worldwide, excluding Greater China, subject to certain milestone and royalty payments. Further, we hold exclusive rights to commercialize tovorafenib in the United States subject to royalty payments. Pursuant to the Ipsen License Agreement, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib outside of the United States, in exchange for certain milestone and royalty payments.

The following table summarizes our product and product candidate pipeline.

Our pipeline

Product / Product Candidate	Therapeutic Area	Phase 1 Dose Escalation	Phase 1 Dose Expansion	Phase 2	Phase 3/ Registrational	Approved	Recent & Anticipated Milestones
OJEMDA[1] (Tovorafenib) Type II RAF Inhibitor	BRAF-altered relapsed pLGG	FIREFLY-1 (pivotal Phase 2)[2]				ojemda (tovorafenib)	**3-year follow-up data publication submission** Q1 2026 **EMA regulatory decision** 2026
Ex-U.S. Rights: IPSEN[3] Innovation for patient care	Front-line RAF-altered pLGG	FIREFLY-2 (pivotal Phase 3)					**Full enrollment** 1H 2026 **Topline data** Mid-2027 to support potential 2028 approval
Emiltatug Ledadotin (Emi-Le) B7-H4-Targeted ADC	Adenoid Cystic Carcinoma (ACC)						**Phase 1 data** Mid-2026
DAY301[4] PTK7-Targeted ADC	Adult and pediatric solid tumors						**Phase 1a data** 2H 2026

[1] OJEMDA is brand name in U.S. and has received accelerated approval by the U.S. Food and Drug Administration. [2] FIREFLY-1 is an open-label, pivotal Phase 2 trial. [3] Ex-U.S. license agreement with Ipsen to commercialize OJEMDA (tovorafenib) outside the U.S. [4] DAY301 is a license agreement with MabCare Therapeutics for exclusive worldwide rights, excluding Greater China, for MTX-13/CB-002, a novel ADC targeting PTK7. The safety and efficacy of investigational agents and/or investigational uses of approved products have not been established.

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

Emi-Le, XMT-1660, is an antibody-drug conjugate that targets B7- H4 conjugated to an auristatin anti-tubulin payload as a component of a proprietary linker-payload platform developed by Mersana Therapeutics. Emi-Le is currently being investigated in a Phase 1 dose escalation and backfill study across multiple tumor types in adults, including breast cancer, ovarian cancer, endometrial cancer, and ACC. We plan to move Emi-Le forward in ACC, an aggressive cancer with a well-defined patient population and high unmet need, most often arising from the salivary gland. The early anti-tumor activity observed with Emi-Le in an ongoing Phase 1 study, in a disease with a clear unmet medical need, may support a fast path to registration. Emi-Le represents an innovative and differentiated antibody-drug candidate, or ADC, directed against B7-H4, a well-characterized target in certain cancers. B7-H4 is highly expressed in ACC as well as in other adult and pediatric cancers. As a novel targeted investigational agent with monotherapy anti-tumor activity intended for a well-defined patient population without any approved therapies or a clear standard of care, we believe that Emi-Le is well positioned for potential rapid development and commercialization.

DAY301, is a PTK7 targeted ADC composed of a novel humanized anti-PTK7 immunoglobulin G1 monoclonal antibody, or mAb, (referred to as DAY301 mAb) conjugated with a topoisomerase I inhibitor (exatecan mesylate) via a highly stable and hydrophilic modified valine-alanine (VA) cleavable linker. DAY301 is intended for the treatment of patients with advanced solid tumors. DAY301 demonstrated encouraging preclinical antitumor efficacy in relevant tumor models representing a wide range of solid tumors, including ovarian cancer, non-small cell lung cancer (“NSCLC”), triple-negative breast cancer (“TNBC”), small cell lung cancer (“SCLC”), esophageal squamous cell carcinoma (“ESCC”), cutaneous squamous cell carcinoma (“CSCC”), colorectal cancer, and esophageal adenocarcinoma. DAY301 was tolerated in non-human primate nonclinical toxicology studies with favorable pharmacokinetic (PK) and safety profiles. Collectively, DAY301 could potentially have a wide therapeutic window in clinical testing and therefore provide benefits for cancer patients with high unmet medical needs.

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
•
Deploy our differentiated and proven business development expertise to further expand our targeted oncology pipeline for patients with large unmet medical needs. Our team has diverse backgrounds—from academia and drug research and development, to biopharmaceutical industry and business development experience. We have a proven track record of identifying and acquiring drug candidates and programs with potentially significant commercial opportunities, including successfully in-licensing our current drug candidates, tovorafenib from Takeda and DAY301 from MabCare, and acquiring Emi-Le in connection with the acquisition of Mersana. We will continue to utilize our broad experience, as well as our network of trusted relationships, to source additional high-impact assets to further expand our targeted oncology pipeline.
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

We believe that now is the right time to revisit and correct historic assumptions about pediatric oncology drug development. In doing so, we believe there are unique advantages to developing new oncology products and product candidates in pediatric patients, in parallel with, or even in advance of, adult indications:

•
Enriched responder populations. The generation of large-scale molecular profiling datasets necessary to define addressable subpopulations in pediatric oncology has accelerated over the last decade. This has allowed scientists and drug developers to identify oncogenic drivers underlying numerous pediatric tumor types and has revealed druggable oncogenic drivers in nearly 50% of pediatric cancers. Moreover, pediatric tumors are less heterogeneous and genomically more stable compared to highly heterogeneous adult tumors. Directly targeting these mutations may lead to deep and sustained anti-tumor activity, as demonstrated by other targeted oncology products.
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

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients aged 6 months to 25 years with pLGG in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia and Asia, with approximately 140 sites activated. We expect to complete enrollment of FIREFLY-2 in the first half of 2026.

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

Clinical trial results for pLGG

Tovorafenib is currently being evaluated in an ongoing investigator-initiated, multi-center study (PNOC014, NCT03429803) in patients with relapsed or refractory gliomas (high- and low-grade) and other RAS/RAF/MEK/ERK pathway-activated tumors that is being conducted by Dana-Farber Cancer Institute in collaboration with Pediatric Neuro-Oncology Consortium, or PNOC. The trial remains open but is closed to new patient accrual. As of June 2023, a total of 44 patients had been enrolled in Part B of this Phase 1 dose-escalation trial (9 patients in Part A, 35 patients in Part B), which was conducted at multiple institutions within the PNOC network.

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

While 420 mg/m2 was initially considered the RP2D because of anti-tumor activity observed at all dose levels in Part A, dose escalation was continued in Part B of this study in an attempt to determine a MTD. Upon resumption of the dose-escalation portion in Part B of this trial, the dose escalation was split between two subgroups, based on body surface area, to account for the possibility that at dose levels of 530mg/m2 or higher there might be larger children that may exceed the adult MTD at a given dose level, while smaller children may not. Data from Part B of this study were presented in November of 2022. Thirty-five additional patients were enrolled in Part B PNOC014: twenty-one patients with gliomas bearing a KIAA1549:BRAF fusion, nine patients with tumors bearing a BRAFV600E mutation, four patients with a novel RAF- and one patient with an FGFR1-altered tumor. Histologically, the cohort included 30 patients with LGGs, four patients with high grade gliomas and one patient with soft tissue sarcoma. There were six DLTs: three in each body surface area, or BSA, subgroup, all at 530 mg/m2/dose, all Grade 3, and five known side effects (two fatigue, three rash, one menorrhagia). Across these 35 patients, oral weekly tovorafenib was well tolerated. While the TITE-BOIN continuous reassessment model recommended 530 mg/m2/dose per os, or PO, weekly for patients with BSA < 1.5m2 and 420 mg/m2/dose PO weekly for patients with BSA >1.5m2, the probability of a DLT for patients with a BSA < 1.5m2 was found to be nearly 20%. As such, 420 mg/m2/dose PO weekly was selected as the dose for the pivotal Phase 2 FIREFLY-1 and pivotal Phase 3 FIREFLY-2 studies.

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

We have initiated a pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a front-line therapy in pLGG. The first patient was dosed in March 2023. We believe that treating patients before they have undergone multiple rounds of toxic chemotherapy has the potential to both improve the efficacy of tovorafenib and reduce the overall burden of therapy and related toxicities associated with the use of currently-employed cytotoxic agents. We expect to complete enrollment of FIREFLY-2 in the first half of 2026.

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

A Phase 2 trial in relapsed Langerhans cell histiocytosis was initiated in March 2022 by the Children’s Oncology Group, a National Cancer Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research. This study is part of a Written Request issued by the FDA and is planned as a single-arm non-randomized trial, which has an estimated enrollment of 56 participants who will be administered tovorafenib to determine overall response rate for children and young adults with recurrent or progressive Langerhans cell histiocytosis.

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

A Phase 1/2 study of tovorafenib in combination with vinblastine was initiated in 2024 by the Hospital for Sick Kids in Toronto, Canada, in collaboration with the C17 Council, in patients with relapsed/refractory low-grade glioma. The study is anticipated to enroll approximately 55 patients.

Emiltatug Ledadotin (Emi-Le)

Emiltatug ledadotin (Emi-Le; DAY501 or XMT-1660) is a B7-H4-directed ADC with a site-specific conjugated auristatin F-HPA microtubule inhibitor payload at a homogenous DAR6 via a fully synthetic linker framework using the GlycoConnect® technology. Emi-le is indicated for the potential treatment of patients with advanced solid tumors.

B7-H4 (VTCN1) is a member of the B7 immune checkpoint family with a distinct expression pattern from classical checkpoint pathways. It acts as an immunosuppressant that regulates the innate and adaptive immune systems and is associated with exclusion of T cells from the tumor microenvironment. B7-H4 has elevated expression across a range of solid tumor indications, namely breast, endometrial, ovarian, cholangiocarcinoma and gastrointestinal tumors. Notably, in adenoid cystic carcinoma, or ACC, 94% of tumors exhibit some level of expression and high B7-H4 expression is correlated with worse prognosis. ACC is a rare cancer that typically arises in the salivary glands but can affect various organs. Up to 40% of patients have an aggressive form of ACC characterized by solid/basaloid or high-grade transformation histology and poor prognosis with median progression-free survival (PFS) of 2–3 months and median overall survival of approximately 3 years. There are no approved systemic therapies for recurrent or metastatic ACC.

Emi-le is being evaluated in a Phase 1 dose escalation and expansion study in patients with solid tumors. The objective of the Phase 1b study is to define an optimized dose and to define clinical activity in one or more histologically defined tumor types for a potential single-arm registrational trial for accelerated approval or randomized trial. In 2025, at American Society of Clinical Oncology, or ASCO, 2025 and European Society for Medical Oncology Breast Cancer 2025, interim clinical data in patients with triple negative breast cancer, or TNBC, post-topo-1 treatment and from nine evaluable patients with aggressive ACC were presented. To date, a substantially greater number of patients with ACC have been enrolled in backfill dose cohorts than was presented at ASCO 2025. The data from ACC patients enrolled in this trial continue to mature as we enroll additional patients, and patients remain on treatment for longer periods. Emi-Le continues to be generally well-tolerated, and its observed safety profile remains consistent with previously disclosed data.

Day One is continuing to evaluate Emi-Le in patients with aggressive ACC in the backfill cohorts of the dose escalation portion of the ongoing Phase 1 clinical trial and expects to report updated clinical data in mid-2026.

DAY301

DAY301, is a PTK7-targeted ADC composed of a novel humanized anti-PTK7 immunoglobulin G1 monoclonal antibody, or mAb, conjugated with a topoisomerase I inhibitor (exatecan mesylate) via a highly stable and hydrophilic modified valine-alanine (VA) cleavable linker. DAY301 is intended for the treatment of patients with advanced solid tumors.

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

Clinical development plan

We have initiated a Phase 1a/b dose-escalation and cohort expansion study to evaluate the safety and tolerability of DAY301 in patients with tumor types known to have high PTK7 expression. The objective of the Phase 1a study is to identify two recommended dose levels for further evaluation based on safety and anti-tumor activity. Once the two recommended doses are established, a minimum of two cohorts of patients selected based on

PTK7 expression clinical trial assay will be enrolled in the Phase 1b dose expansion and optimization portion of this trial. The objective of the Phase 1b study is to define an optimized dose and to define clinical activity in one or more histologically defined tumor types for a potential single-arm registrational trial for accelerated approval or randomized trial. The primary endpoint for the Phase 1a/b study is safety. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial. We expect to report initial clinical data and provide a program update in the second half of 2026.

Figure 7. Design of the Phase 1a and Phase 1b trials of DAY301.

Manufacturing

We do not own or operate, and currently have no plans to build, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for commercial use. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational product candidates, as well as our commercial products. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

To date, for tovorafenib, we have contracted to obtain active pharmaceutical ingredients, or API, drug product, and packaging services for our product candidates from STA Pharmaceutical Hong Kong Limited, Quotient Sciences – Philadelphia, LLC, Experic, LLC and Sharp Packaging Services, LLC, respectively, upon whom we currently rely as single-source contract manufacturing organizations, or CMOs. For clinical and commercial supply of tovorafenib, we have negotiated supply agreements to meet the anticipated demand of the product.

For DAY301, the antibody and linker payload as well as final drug product manufacturing are all conducted in China.

As we advance our product candidates through development and expand our commercial volumes, we will explore adding backup suppliers for the API, drug product, packaging and formulation for each of our product candidates to protect against any potential supply disruptions.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop.

Commercialization

In order to deliver the best outcomes for patients of all ages, we aim to identify and develop first-in-class or best-in-class medicines for childhood and adult diseases with equal intensity. Our commercial team consists of experts in analytics, access, distribution, marketing and sales. The analytics team evaluates our market competitors and provides deep understanding of our customers to our organization. Our access team engages with managed care, government payers, hospital systems, specialty distributors and specialty pharmacies to ensure the effective distribution and coverage for our product. The marketing team sets the strategy for the brand and delivers the materials needed to engage physicians and patients and to provide information about our product. In the United States, pLGG is treated by a focused group of specialists, which has enabled us to build a very efficient sales organization with 18 representatives calling on the approximately 200 accounts that treat over 90% of pLGG patients.

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

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Future mergers and acquisitions may result in even more resource concentration in our competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, and are more convenient or less expensive than products that we develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we can, which could result in our competitors establishing a strong market position before we are able to enter the market or could otherwise make our development more complicated. We believe the key competitive factors affecting the success of all of our programs are likely to be efficacy, safety and patient convenience.

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

There are a number of next-generation BRAF inhibitors in clinical development. Fore Biotherapeutics (formerly NovellusDx) is developing the RAF dimer breaker plixorafenib (formerly FORE8394 or PLX-8394) in a Phase 2 trial in combination with cobicistat in patients with cancers harboring BRAF alterations. Black Diamond Therapeutics have the next-generation BRAF inhibitor BDTX-4933 in Phase 1 clinical trials in adult solid tumors (KRAS-mutant NSCLC and solid tumors with RAF/RAS-mutations). Jazz Pharmaceuticals and Redx Pharma's pan-RAF inhibitor JZP815 is currently being evaluated in a Phase 1 trial in adult solid tumors harboring alterations in the MAPK pathway. Erasca and Novartis’ naporafenib, a pan-RAF inhibitor with a potential first-in-class and best-in-class profile in NRAS mutant melanoma and other RAS/MAPK pathway-driven tumors is being evaluated in combination with trametinib in a Phase 3 clinical trial in patients with NRAS-mutant melanoma. Nested Therapeutics has advanced NST-628, a pan-RAF/MEK “molecular glue” into a Phase 1 clinical trial. Pfizer’s PF-07799933 (ARRY-440) is a brain-penetrant BRAF-selective monomer/dimer inhibitor that spares ARAF and CRAF, and is currently being evaluated in a phase 1 trial in adults with solid tumors.

Further, some MEK inhibitors and some type I RAF inhibitors and other targeted therapies are being studied in academic investigator-initiated clinical trials, and in some regions may be being used in an off-label manner. These agents may represent competition for OJEMDA when it enters the market.

Pursuant to the MabCare License Agreement, we have the exclusive right to develop, manufacture and commercialize DAY301, a novel ADC targeting PTK7, worldwide, excluding Greater China. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial. There are a few ADCs targeting PTK7 in development. In February 2024, Profound Bio dosed its first patient in a Phase 1/2 Clinical Trial of PRO1107, a PTK7-targetted ADC with an auristatin payload. Profound Bio was acquired by Genmab A/S in May of 2024 and the program was renamed to GEN1107. In September 2025, Genmab announced that PRO1107 was being discontinued due to the overall benefit-risk balance of the program. In May 2024, Sichuan Kelun Pharmaceutical Research Institute listed a Phase 1 study of SKB518, a PTK7-targeted ADC with a topoisomerase-1 payload, in adults with advanced or metastatic solid tumors. A Phase 2 trial evaluating SKB518 in patients with NSCLC and SCLC was recently announced but has not yet opened for recruitment. Eli Lilly and Company is also conducting a clinical trial, initiated in July 2025, for LY4175408, a PTK7 targeted ADC with an exatecan payload. Notable PTK7-targeted ADCs in preclinical development include Whitehawk’s HWK-007, IDEAYA’s IDE-034, Biocytogen’s BCG003 and BCG017, Kivu Bio’s KIVU107, Zymeworks’ ZW318 and SutroBio’s STRO-227.

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

License agreement with XOMA

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

On March 27, 2025, Ipsen received validation of its completed submission of the Marketing Authorization Application to the EMA for tovorafenib for the treatment of patients with relapsed or refractory pLGG. Ipsen anticipates a regulatory decision in 2026. As a result, we paid $4.0 million to XOMA for the achievement of this milestone in March 2025.

On November 26, 2025, we achieved a regulatory milestone related to tovorafenib for the treatment of patients with relapsed or refractory pLGG. As a result, we paid $2.0 million to XOMA for the achievement of this milestone in December 2025.

As of December 31, 2025, we could be required to make additional milestone payments of up to $34.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications. Commencing with the first commercial sale of OJEMDA in a country, we are obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the XOMA licensed patents, jointly owned collaboration patents or specified patents owned by us covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In consideration for the rights granted under the MabCare License Agreement, we made an upfront payment of $55.0 million in July 2024. As of December 31, 2025, we could be required to make additional payments of $1,132.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China.

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

As of December 31, 2025, we are also eligible to receive up to approximately $375.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date. We are also entitled to tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

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

We currently, and expect that we will continue to, own, co-own or in-license patent applications and issued patents related to our drug candidates, as well as their use in the treatment of various diseases such as pediatric and adult cancers. For our drug candidates, we generally pursue multilayered patent protection covering compositions of matter, methods of use, and methods of manufacture. We intend to strengthen the patent protection of our drug candidates and technologies through additional patent application filings.

As of January 1, 2026, we owned or co-owned a patent portfolio consisting of ten patent families, non-exclusively in-licensed one patent family from Takeda Pharmaceutical Company Limited, exclusively in-licensed one patent family from MabCare Therapeutics and non-exclusively in-licensed three patent families from MabCare Therapeutics. Our owned or co-owned patent families include patent families that cover compositions of matter, pharmaceutical compositions, methods of synthesis, synthetic intermediates, methods of treatment, and combination therapies related to tovorafenib.

Certain patents and patent applications of our owned or co-owned patent portfolio have been out-licensed to Ipsen Pharma SAS, on an exclusive basis, with the right to commercialize tovorafenib in all territories outside the United States (see License agreement with Ipsen Pharma SAS, herein). The non-exclusively in-licensed patent family from Takeda Pharmaceutical Company Limited covers a catalyst that may be used in a preparation of our product candidate tovorafenib. The patent families in-licensed from MabCare Therapeutics cover the compositions of matter and methods of use of our product candidate, DAY301. Patent terms for our owned, co-owned or licensed patents discussed herein exclude any patent term extension that may be awarded.

Our owned or co-owned patent portfolio, as of January 1, 2026, includes a co-owned patent family that is directed to the compositions of matter and methods of use of tovorafenib with four issued U.S. patents and multiple foreign patents and applications including granted patents in Germany, France, the United Kingdom, Belgium, Switzerland, Denmark, Spain, Ireland, Italy, Netherlands, Australia, Brazil, China, India, Japan, Korea, Mexico, Russia, Singapore, South Africa, Taiwan, and Hong Kong, which are expected to expire between 2028 and 2031. The issued composition of matter patent of tovorafenib provides protection in the United States, out to 2036 with 5 years of patent term extension, if granted.

Our owned or co-owned patent portfolio includes a patent family that is directed to pharmaceutical formulations of tovorafenib with an issued U.S. patent and multiple foreign patents and applications including granted patents in Germany, France, the United Kingdom, Belgium, Brazil, Switzerland, Spain, India, Ireland, Italy, Luxembourg, Monaco, Japan, and China, which are expected to expire in 2035. Our owned or co-owned patent portfolio includes an additional pharmaceutical formulation patent family that is directed to formulations of tovorafenib including pending applications in the United States, Europe, China, Hong Kong, and Japan that, if issued, are expected to expire in 2040. Our owned or co-owned patent portfolio includes a patent family directed to additional formulations of tovorafenib with pending applications in the United States, Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, Japan, Korea, Kuwait, Mexico, Russia, Saudi Arabia, and the United Arab Emirates, that, if issued, are expected to expire in 2043. Our owned or co-owned patent portfolio also includes a patent family directed to methods of synthesizing tovorafenib including two issued U.S. patents, and granted patents in Australia, Brazil, Eurasia, Spain, the United Kingdom, Israel, Japan, Korea, India, China, Hong Kong, Singapore, and Mexico which are expected to expire in 2038, as well as pending applications in China, Europe, Canada, Hong Kong, and Singapore that, if issued, are expected to expire in 2038. Our owned or co-owned patent portfolio further includes a patent family directed to methods of treating cancer using tovorafenib in combination with docetaxel with multiple foreign patents including granted patents in China, Germany, France, the United Kingdom, Belgium, Switzerland, Spain, Ireland, Italy, Luxembourg, and Monaco that are expected to expire in 2035. Our owned or co-owned patent portfolio includes a patent family directed to methods of treating pLGG including pending applications in the United States, Singapore, Mexico, Korea, Japan, Hong Kong, Europe, China, Canada, and Australia that, if issued, are expected to expire in 2041. Our owned or co-owned patent portfolio includes a patent family directed to methods of treating cancer using tovorafenib in combination with a MEK inhibitor including a granted patent in South Africa and pending applications in the United States, Singapore, New Zealand, Mexico, Korea, Japan, Israel, Hong Kong, Europe, China, Canada, Brazil, and Australia that, if issued, are expected to expire in 2042. Our owned or co-owned patent portfolio includes a patent family directed to methods of selecting patients for treatment with tovorafenib with pending applications in the United States, Hong Kong, and Europe, that, if issued, are expected to expire in 2042. Our owned or co-owned patent portfolio further includes an additional patent family with a pending PCT application directed to methods of treating pLGG that, if nationalized and issued, is expected to expire in 2044.

Upon closure of the Mersana Therapeutics, Inc. acquisition on January 6, 2026, our owned patent portfolio includes patent families directed to Emi-Le including the related components, intermediates, methods of manufacture, and methods of treatment. One patent family covers the Emi-Le payload and methods of synthesizing the payload, and this patent family includes ten issued United States patents and several issued patents in foreign jurisdictions with expected patent term to 2032. Two patent families cover Emi-Le, intermediates, and methods of synthesizing Emi-Le. The first family includes one issued United States patent with expected patent term to 2041, and pending patent applications in the United States and several foreign jurisdictions that, if issued, are expected to expire in 2041. The second patent family includes one issued United States patent with expected patent term to 2042, and pending patent applications in the United States and several foreign jurisdictions that, if issued, are expected to expire in 2042. One patent family is directed to methods of treating adenoid cystic carcinoma using Emi-Le, which has one pending PCT International patent application that, if nationalized and issued, is expected to expire in 2044. One patent family is directed to methods of treating triple negative breast cancer using Emi-Le, which has pending patent applications in the United States and several foreign jurisdictions that, if issued, are expected to expire in 2043. One patent family is directed to methods of treating cancer using Emi-Le or combinations including Emi-Le, which has one pending PCT International patent application that, if nationalized and issued, is expected to expire in 2046. One patent family is directed to Emi-Le treatment regimens, which has one pending United States provisional patent application that, if nationalized and issued, is expected to expire in 2046.

Our patent portfolio, as of January 1, 2026, includes patent families in-licensed from Mabcare Therapeutics that cover compositions of matter, methods of use, and synthetic intermediates of DAY301. One patent family directed to the composition of matter and use of DAY301 with an allowed application in the United States, and pending applications in the Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, Singapore, South Africa, and Taiwan, that if issued, are expected to expire in 2044. The MabCare in-licensed portfolio also includes three patent families directed to an ADC linker used in DAY301 and includes pending applications in the United States and foreign jurisdictions that, if issued, are expected to expire in 2042. Details of the terms of the license agreement with Mabcare Therapeutics are discussed under the heading License agreement with MabCare Therapeutics herein.

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

In addition to patent protection, we also rely on trade secrets, know-how, trademarks, other proprietary information and continuing technological innovation to develop and maintain our competitive position. Our trademark portfolio currently contains applications and/or registrations for Day One and Day One Biopharmaceuticals, the Day One Biopharmaceuticals Logo, Everyday Support from Day One, and Rethink PLGG in the United States as well as applications for OJEMDA, the marketing name for tovorafenib, in the United States and applications and/or registrations for OJEMDA, OJEMDA in various languages, and the OJEMDA Logo in 30 additional countries/jurisdictions outside the United States. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

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

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical study subjects. Imposition of a clinical hold may be full or partial. The study protocol and informed consent information for subjects in clinical trials must also be submitted to an institutional review board, or IRB, for approval. The IRB will also monitor the clinical trial until completed. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the study presents an unacceptable risk to patients, or it may impose other conditions. Additionally, certain clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as Data Safety and Monitoring Boards or Data Monitoring Committees. These groups conduct safety assessments and make recommendations regarding whether a trial may move forward at designated checkpoints based on review of certain data from the trial.

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

In September 2021, the U.S. Court of Appeals for the Eleventh Circuit held in Catalyst Pharmaceuticals, Inc. v. Becerra that the FDA had erred by limiting the scope of orphan drug exclusivity for FIRDAPSE® (amifampridine) to the product’s approved indication, an action that the FDA took in accordance with its regulations interpreting the Orphan Drug Act. The court held that under the Orphan Drug Act, orphan drug exclusivity instead protected the rare disease or condition that received orphan drug designation. Following this court decision in the Catalyst case, the FDA announced in January 2023 that it would continue to apply the FDA’s regulations limiting the scope of orphan drug exclusivity to a product’s approved uses or indications. Nevertheless, Catalyst could serve as a precedent for future challenges to the FDA’s orphan drug-related decisions, and, accordingly, could fundamentally change how companies rely on, or seek to work around, orphan drug exclusivity in the United States. More recently, the U.S. Court of Appeals for the D.C. Circuit, in Jazz Pharmaceuticals, Inc. v. Kennedy, fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. In light of these developments, the scope of orphan drug exclusivity and other issues relating to FDA’s implementation of the Orphan Drug Act with respect to previously approved and future products may be the subject of further litigation. Additionally, legislation has been introduced in Congress that may reverse the Catalyst and Jazz Pharmaceuticals decisions, but such legislation has not yet passed.

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

The rare pediatric disease priority review voucher program began to sunset on December 20, 2024, and, under current law, the FDA may not award rare pediatric disease priority review vouchers after September 30, 2026. Renewal of the PRV Voucher Program is subject to approval by Congress and it is currently uncertain whether the program will be renewed and whether any such renewal will be retroactively effective.

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

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often they are not preempted by HIPAA.

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

Other executive, legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions, which triggered a 2% reduction in payments under certain government programs, including Medicare. This reduction will remain in effect for Medicare spending through fiscal year 2032. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On January 20, 2025, the U.S. President signed an executive order creating an advisory commission, the “Department of Government Efficiency,” to reform federal government processes and reduce expenditures. There have been widespread layoffs across various governmental agencies, including at the FDA, and other employees, including senior leaders at certain agencies, have resigned in response to the reforms, the full impact of which is unclear at this time. In addition, there is uncertainty around the funding, functioning and policy priorities of various governmental agencies, including the FDA. Disruptions or changes in how the FDA operates due to these policies could result in delays in FDA review or approval of product candidate applications. Further, applications for product candidates could fail to receive regulatory approval or could be delayed in receiving regulatory approval. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Further, on November 20, 2020, the U.S Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed, and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022, or the IRA, further delayed implementation of this rule to January 1, 2032. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

Under the current presidential administration, there have been significant and wide-ranging reforms to federal policy and the federal government and drug pricing is a particular area of focus. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. As another example, in May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the U.S.; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. Many of these reform initiatives will require additional legal and/or administrative action to implement. Other healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the One Big Beautiful Bill Act, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace, is expected to increase the number of uninsured. There is uncertainty regarding the nature or impact of any drug or broader healthcare reform proposed or implemented by the current presidential administration through executive or administrative action or by Congress, and the extent to which any such action will be subject to litigation or other challenges. It is unclear how any such healthcare reform measures will impact our business. Healthcare reforms and action taken by the healthcare industry in response could adversely affect reimbursement, competitive dynamics, and our business. We continue to monitor legislative reforms and assess their potential impact on our operations, but we cannot predict their ultimate effect on our business. Additionally, the current presidential administration may propose policy changes that create additional uncertainty for our business. These may include new price restrictions on products we sell to Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets.

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

Employees and Human Capital Resources

We are committed to creating and maintaining a diverse, inclusive and safe work environment where our employees can bring their best selves to work each day. Our commitment extends through our recruitment, retention, learning, engagement, and community partnerships.

As of December 31, 2025, we had 178 full-time employees. Of these employees, 43 held Ph.D., Pharm.D. or M.D. degrees, and 90 were engaged in research, development and technical operations. From time to time, we also retain independent contractors to support our organization. Approximately 20% of our employees are based at our headquarters in Brisbane, California, with the remaining others working remotely. We have never experienced a work stoppage, none of our employees are represented by a labor union or covered by collective bargaining agreements, and we strive to attract and retain qualified employees in order to foster long-term working relationships.

We focus on employee development, engagement, and diversity and inclusion to identify, hire, develop, and retain the best talent. The principal purpose of our incentive share plan is to attract, retain and motivate selected employees, consultants and directors through the granting of incentive share-based compensation awards and cash-based performance bonus awards. We provide competitive compensation and benefits that are designed to help us achieve our goals of attracting, hiring and retaining qualified personnel.

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

Also available on our website is information relating to corporate governance at Day One and our board of directors, including our Corporate Governance Guidelines; our Code of Business Conduct and Ethics (for our directors, officers and employees), and our Board Committee Charters. Copies of our reports on Form 10-K, Forms 10-Q, and Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our Investor Resources page of our website located at the web address appearing below as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

We use our Investor Resources website (http://ir.dayonebio.com) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD promulgated by the SEC. These disclosures are included in the “News and Events” section of our website. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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
•
The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for Emi-Le, DAY301 or any future product candidates, on a timely basis or at all.
•
The manufacture of pharmaceutical products, including OJEMDA and our product candidates, Emi-Le and DAY301, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, our products for commercial sale.
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

We have incurred significant net losses in each reporting period since our inception, and as of December 31, 2025, we have generated approximately $212.6 million of revenue from product sales of OJEMDA. We have financed our operations principally through the sale and issuance of redeemable convertible preferred shares, the completion of our initial public offering, or IPO, and follow-on public offerings of our common stock. For the years ended December 31, 2025, 2024, and 2023, we reported a net loss of $107.3 million, $95.5 million, and $188.9 million, respectively. We had an accumulated deficit of $661.4 million as of December 31, 2025. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance tovorafenib, Emi-Le and DAY301 through clinical development. Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our additional planned clinical trials for our product and product candidates, including our ongoing pivotal Phase 3 FIREFLY-2 trial of tovorafenib as a potential front-line therapy in pLGG, our post-marketing commitments and requirements for OJEMDA, our Phase 1a/b trial of DAY301 targeting PTK7 and development of and subsequent Investigational New Drug Applications, or INDs, for any future product candidates we may choose to pursue. In October 2023, the U.S. Food and Drug Administration, or FDA, accepted our New Drug Applications, or NDAs, and granted priority review for OJEMDA as a monotherapy in relapsed or refractory pLGG. On April 23, 2024, the FDA approved the NDAs for OJEMDA for use in the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. We will incur significant sales, marketing and outsourced manufacturing expenses in connection with the commercialization of OJEMDA, or our product candidates, Emi-Le and DAY301, if marketing authorization is received. We have also incurred, and will continue to incur, additional costs associated with operating as a public company.

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

Our future success is highly dependent on our ability to timely complete successful clinical trials, obtain marketing authorization for, and then successfully commercialize, OJEMDA, Emi-Le, DAY301 and our future product candidates. OJEMDA is our only drug that has been approved for sale and it has only been approved for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. Prior to OJEMDA, we have not, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with OJEMDA. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential. We are focusing a significant portion of our activities and resources on OJEMDA, and we believe our near-term revenues are highly dependent on, and a meaningful portion of the value of our company relates to, our ability to successfully commercialize OJEMDA in the United States. If the launch or commercialization of OJEMDA is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

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

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives relating to the development and commercialization of OJEMDA, Emi-Le, DAY301 and our future product candidates.

Our business depends entirely on the successful commercialization of OJEMDA and development of our product candidates. We are early in our development efforts for other indications, and our product tovorafenib is currently in a pivotal Phase 3 clinical trial as a potential front-line therapy in pLGG. Our product candidates, Emi-Le and DAY301, is in the earlier stages of development and is not approved for sale in any jurisdiction. There can be no assurance that tovorafenib, Emi-Le, DAY301 or any future product candidates we develop, if any, will achieve success in their ongoing clinical trials or obtain marketing authorization.

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
•
obtain favorable results from our clinical trials and apply for and obtain marketing authorizations for Emi-Le and DAY301 from applicable regulatory authorities, including NDAs from the FDA, and maintaining such approvals;
•
establish licenses, collaborations or strategic partnerships that allow for the commercialization of OJEMDA and our product candidates and/or may increase the value of our programs;
•
successfully commercialize OJEMDA, Emi-Le, DAY301 and any future product candidates we may develop, if approved, by building and maintaining a sales force and/or entering into collaborations with third parties;
•
satisfy any post-marketing requirements imposed by, or post-marketing commitments made to, applicable regulatory authorities;
•
demonstrate an acceptable safety profile of our product and our product candidates, Emi-Le and DAY301, and continue to maintain a continued acceptable safety profile following marketing authorization, if any;
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
•
achieve market acceptance of our product candidates, Emi-Le and DAY301, if approved, with patients, the medical community and third-party payors, both in the United States and internationally; and
•
attract, hire and retain qualified personnel and management.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize our product, OJEMDA, and advance product candidates, Emi-Le and DAY301, and any future product candidates through clinical development. We expect increased expenses as we continue our research and development, initiate additional clinical trials, seek to expand our product pipeline, seek marketing authorization for our programs and future product candidates, if any, and invest in our organization. In addition, we expect to incur significant expenses related to the product manufacturing, marketing, sales and distribution of OJEMDA and, if we obtain marketing authorization, for our product candidates, Emi-Le and DAY301. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company, such as acquiring and retaining experienced personnel, developing new information technology systems and other costs associated with being a public company. Also, we expect to experience ongoing and additional costs related to preparing and filing patent applications, maintaining our intellectual property and potentially expanding our office facilities. Accordingly, we will need to obtain additional funding in connection with our continuing operations.

We had $441.1 million in cash, cash equivalents and short-term investments as of December 31, 2025. Based on our cash, cash equivalents and short-term investments, as of December 31, 2025, we estimate that our current liquidity will be sufficient to satisfy our capital requirements at least twelve months after the date that this Annual Report is filed. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
to the extent we pursue strategic collaborations, including collaborations to commercialize OJEMDA, Emi-Le, DAY301 or any of our future pipeline products and product candidates, if any, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses;
•
the cost associated with commercializing any approved products and product candidates, including establishing sales, marketing, market access and distribution capabilities;
•
the cost associated with completing any post-marketing studies or trials requested or required by the FDA or other regulatory authorities, including for OJEMDA;
•
the revenue, if any, received from commercial sales of OJEMDA, Emi-Le, DAY301 or any of our future product candidates, if approved, or any other future pipeline product candidates that receive marketing authorization;
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

We may be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. We have entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Sandler & Co. and JonesTrading Institutional Services LLC, as sales agents, relating to the issuance and sale of shares of our common stock for an aggregate offering price of up to $250.0 million under an at-the-market offering program, or the ATM. No shares of our common stock have been sold under the ATM as of December 31, 2025. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from inflation, labor shortages, labor displacement, high unemployment rates, changes in interest rates, changes in domestic and foreign currency rates, significant political, trade or regulatory developments, geopolitical instability, warfare and uncertainty, public health epidemics or otherwise.

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

Pursuant to the MabCare License Agreement, we have the exclusive right to develop, manufacture and commercialize DAY301, a novel ADC targeting PTK7, worldwide, excluding Greater China. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial. There are a few ADCs targeting PTK7 in clinical development. In February 2024, Profound Bio dosed its first patient in a Phase 1/2 Clinical Trial of PRO1107, a PTK7-targeted ADC with an auristatin payload. Profound Bio was acquired by Genmab A/S in May of 2024 and the program was renamed to GEN1107. In September 2025, Genmab announced that PRO1107 was being discontinued due to the overall benefit-risk balance of the program. In May 2024, Sichuan Kelun Pharmaceutical Research Institute also listed a Phase 1 study of SKB518, a PTK7-targeted ADC with a topoisomerase-1 payload, in adults with advanced or metastatic solid tumors. A Phase 2 trial evaluating SKB518 in patients with NSCLC and SCLC was recently announced but has not yet opened for recruitment. Eli Lilly and Company is also conducting a clinical trial, initiated in July 2025, for

LY4175408, a PTK7 targeted ADC with an exatecan payload. Notable PTK7 in preclinical development include Whitehawk’s HWK-007, IDEAYA’s IDE-034, Biocytogen’s BCG003 and BCG017, Kivu Bio’s KIVU107, Zymeworks' ZW318 and SutroBio's STRO-227.

Pursuant to the definitive merger agreement to acquire Mersana Therapeutics, we have global rights to emiltatug ledadotin, or Emi-Le, a B7-H4–directed Dolasynthen ADC that has demonstrated early anti-tumor activity in an ongoing Phase 1 study for adenoid cystic carcinoma type-1, or ACC-1, a rare salivary gland cancer with high unmet medical need and no approved systemic therapies in the recurrent or metastatic setting. Several agents are in development for ACC, though progress has been limited. Investigator-sponsored Phase 2 trials in ACC include studies of the B7-H4–targeting ADC puxitatug samrotecan (AZD8205), the TROP-2-targeting ADC sacituzumab govitecan, and the Nectin-4-targeting ADC enfortumab vedotin. Additional agents in early-phase clinical evaluation or recently completed studies in ACC include Remix Therapeutics’ MYB mRNA degrader REM-422, Ascentage’s MDM2 inhibitor alrizomadlin, and the gamma-secretase inhibitor AL101 (osugacestat), which has been studied in ACC patients with activating NOTCH mutations. Emi-Le’s emerging clinical profile in ACC-1 and the lack of existing treatment options support its potential registration path and align with our mission to bring new therapies to underserved rare cancers.

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

Safety risks or other side effects associated with OJEMDA, Emi-Le, DAY301 or any future products and product candidates we may develop could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the use of an approved product or result in significant negative consequences following marketing authorization, if any.

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

Additionally, patients treated with OJEMDA and our product candidates have undergone, or may also be undergoing, medical, surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to OJEMDA or our product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons, which could impact development of OJEMDA, Emi-Le, DAY301 or our other product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of OJEMDA and our product candidates will be harmed and our ability to generate product revenues from such product or product candidate will be delayed or eliminated. Serious adverse events, or SAEs, observed in clinical trials could hinder or prevent market acceptance of any approved products or reduce the duration of time that physicians expect to use our product in particular patients. Any of these occurrences may significantly harm our business, prospects, financial condition and results of operations.

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

OJEMDA and our product candidates, Emi-Le and DAY301, may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success.

Our product, OJEMDA, and product candidates, Emi-Le and DAY301, if approved, may not achieve adequate market acceptance among physicians, healthcare professionals, patients or their families, healthcare payors and others in the medical community necessary for commercial success globally. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

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

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our products, including OJEMDA, and our product candidates, Emi-Le and DAY301, should it receive marketing authorization, will depend substantially, both in the United States and internationally, on the extent to which the costs of such products and product candidates will be covered and reimbursed by third-party payors, as patients who are prescribed medicine for the treatment of their condition generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Further, coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize OJEMDA and product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain marketing authorization.

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

Federal and state governments are implementing various additional health care cost containment measures, including measures to lower prescription drug pricing. We cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. These and other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products (if approved), our revenue and our ability to compete with other marketed products and to recoup the costs of our research and development.

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

If we are unable to establish or sustain coverage and adequate reimbursement for any products from third-party payors, the adoption and utilization of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those products, if approved.

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

Risks Related to Government Regulation

The development and commercialization of pharmaceutical products are subject to extensive regulation, and we may not obtain marketing authorizations for Emi-Le and DAY301 or any future product candidates, on a timely basis or at all.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to OJEMDA, Emi-Le and DAY301, currently our only product and product candidate in planned or ongoing clinical trials, as well as any other product candidate that we may develop in the future, are subject to extensive regulation. Marketing authorization of drugs in the United States requires the submission of an NDA to the FDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. We are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product.

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

FDA approval of an NDA is not guaranteed, and the review and approval process is an expensive and uncertain process over which the FDA has substantial discretion. The FDA approval process may also take several years. The timelines for the FDA review and approval process may be delayed as a result of future organizational changes, review processes, and/or staffing reductions. The number and types of preclinical studies and clinical trials that will be required for NDA approval vary depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA marketing authorization process and will be commercialized. On April 23, 2024, the FDA approved the NDAs for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. In connection with its approval of OJEMDA, the FDA may impose restrictions, post-marketing requirements or post-marketing commitments that may limit our ability to commercialize OJEMDA or any other product. If we fail to comply with FDA-mandated requirements or if the results of certain required post-marketing studies are negative, the FDA could withdraw approval, add warnings or narrow approved indications, which could affect the commercial success of our products.

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

We have not yet obtained FDA approval for our product candidates, Emi-Le and DAY301. While the FDA approved the NDAs for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation, there is no assurance that we will receive similar approval for OJEMDA from comparable regulatory authorities in foreign jurisdictions, which may limit our addressable market and could adversely affect our business, prospects, financial condition and results of operations.

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

We have obtained orphan drug designation in the United States and in the EU for use of tovorafenib in treating malignant glioma and glioma, respectively. We may seek orphan drug designation for tovorafenib in additional geographies or indications, or for Emi-Le and DAY301 or any product candidates we may develop in the future. Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making available the drug for such disease or condition will be recovered from sales of the product in the United States.

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

Congress authorized the FDA to award PRVs to sponsors of certain rare pediatric disease product applications that meet the specified criteria. These vouchers are designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. However, the statute contains a sunset provision and the FDA generally may not award rare pediatric disease PRVs after December 20, 2024. Regardless, if the sponsor has received rare pediatric disease designation for a drug no later than September 30, 2024, the FDA may award a rare pediatric disease PRV if the drug is approved by September 30, 2026.

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

To be successful in developing, validating, obtaining approval of and commercializing a companion or complementary diagnostic, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development, testing, validation and manufacture of companion diagnostic tests for our therapeutic product candidates that require companion diagnostic tests or would benefit from complementary diagnostics, the application for and receipt of any required marketing authorizations and the commercial supply of these diagnostics. If these parties are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing authorization and we may not realize the full commercial potential of any of these therapeutics that obtain marketing authorization. For any product candidate for which a companion diagnostic is necessary to select patients who may benefit from use of the product candidate, any failure to successfully develop a companion diagnostic may cause or contribute to delayed enrollment of our clinical trials and may prevent us from initiating a pivotal trial. In addition, the commercial success of any of our product candidates that require a companion diagnostic will be tied to and dependent upon the receipt of required marketing authorizations and the continued ability of such third parties to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies. There is no guarantee that physicians will adopt any particular companion diagnostic, be willing to understand how to use it, how to obtain reimbursement for it or how to explain it to patients or dedicate staff to using it. Any failure to do so could materially harm our business, results of operations and financial condition.

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
•
the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to as the ACA, require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to teaching hospitals, as well as ownership and investment interests held by physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, as well as ownership and investment interests held by physicians and their immediate family members. Since January 1, 2021, manufacturers are required to collect information regarding payments and transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives for reporting in the following year. The reported information is made available on a public website; and
•
analogous state laws and regulations such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by state payors and non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing, including price increases. Certain state and local laws impose requirements related to patient copay programs, prohibit gifts to health care providers, and require the registration of pharmaceutical sales representatives. Certain state and non-U.S. laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, also govern the privacy and security of health information in some circumstances, thus complicating compliance efforts.

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

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2025, the U.S. government was on a shutdown, and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of tovorafenib, Emi-Le, DAY301 and any preclinical studies and clinical trials of any future products and product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Since such third parties partially control the progress of these trials, they may also publish the data related to these trials prior to obtaining or without our approval for doing so. Specifically, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. For example, in addition to the Phase 1 clinical trial run by Dana Farber Cancer Institute in collaboration with PNOC, the Children’s Oncology Group, a National Cancer

Institute-supported clinical trials group and the world’s largest organization devoted exclusively to childhood and adolescent cancer research, is developing a group-wide clinical trial of tovorafenib in relapsed Langerhans cell histiocytosis. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for products and product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with products and product candidates produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing authorization process.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other pharmaceutical product development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing authorizations for OJEMDA (outside of the United States), Emi-Le, DAY301 or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

The manufacture of pharmaceutical products, including OJEMDA and our product candidates, DAY301 and Emi-Le, is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.

We do not have any manufacturing facilities, and we currently contract with certain third-party manufacturers in China. For example, for DAY301 the antibody and linker payload as well as final drug product manufacturing are all conducted in China. For OJEMDA, the API is sourced from China. We rely, and expect to continue to rely, on third parties for the manufacture of OJEMDA, Emi-Le and DAY301, and our product candidates for clinical testing, product development purposes, to support regulatory application submissions, as well as for commercial manufacture of our product candidates. In addition, we expect to contract with analytical laboratories for release and stability testing of our products. This reliance on third parties increases the risk that we will not have sufficient quantities of OJEMDA, Emi-Le and DAY301 or our other product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts and cause the FDA to withdraw certain designations, including orphan drug designation. For example, we cannot be sure to what extent the supply chain issues caused by geopolitical uncertainty, the imposition of new or additional tariffs or other trade barriers, and public health epidemics, may impact our ability to procure sufficient supplies for the development of OJEMDA and our product candidates and what, if any, impact that may have on our facilities and operations in the region, including but not limited to a decrease or disruption of production, increased costs of production or other interruptions in our supply chain.

In addition, any disruption in production or inability of our manufacturers, specifically in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of OJEMDA and our product candidates. Furthermore, since these manufacturers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of economic sanctions, changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. The U.S. presidential administration has imposed tariffs on non-U.S. goods, including those imported from China, where certain of our third-party manufacturers are located. We believe we currently have sufficient API inventory for commercial and clinical use and do not anticipate any near-term impact to our sales or clinical programs, we expect these tariffs to increase the cost of our API in the future, which would negatively impact our business, financial condition and results of operations. In addition, legislation was introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by certain Chinese biotechnology companies, which could include the manufacturer of our API, Wuxi STA, and others in Congress have advocated for the use of existing executive branch authorities to limit certain Chinese service providers’ ability to engage in business in the United States, although this legislation has not progressed to law. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation.

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

We rely on a limited number of suppliers, some of whom are our sole source for certain materials, and some of whom are based in foreign jurisdictions. Our small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, including inflation and changes in interest rates, changes in domestic and foreign currency rates, significant political, trade or regulatory developments, including the implementation of trade barriers, tariffs, and other protectionist measures by the United States, China, and other governments, natural disasters, fire, regional geopolitical conflicts, acts of terrorism, pandemics, or other catastrophic events. Further, in the case of materials for which we have a sole supplier, even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture OJEMDA and our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions, which may adversely affect our business and results of operations.

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

To mitigate tariff risk, we are exploring steps such as (i) diversifying sourcing to lower-tariff jurisdictions, (ii) qualifying alternate domestic suppliers, and (iii) managing inventory levels. However, there can be no assurance these measures will fully offset the impacts of increased tariffs.

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

Under the Ipsen License Agreement, we are eligible to receive up to approximately $375.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments.

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

We have received a substantial portion of our revenue from a limited number of customers. For example, for the year ended December 31, 2025, two individual customers accounted for 97.6% of our total net product revenue, with these individual customers representing 66.7% and 30.9% of total net product revenue. As of December 31, 2025, two customers accounted for 94.6% of the accounts receivable balance, with these individual customers representing 67.4% and 27.2% of the accounts receivable balance.

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

We had 178 full-time employees as of December 31, 2025. We expect significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth and with developing sales, marketing and distribution infrastructure, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources.

Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our clinical trials and the manufacture of OJEMDA, Emi-Le, DAY301 or any future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing authorization of Emi-Le. DAY301 or any future product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize OJEMDA, Emi-Le, DAY301 our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

If our security measures are compromised, or our information technology systems or those of our CROs, CMOs, vendors, contractors, consultants or other third-party partners fail or suffer security breaches, cyber-attacks, loss or leakage of data or other disruptions, it could result in a material disruption of our development programs, compromise sensitive information related to our business and other personal information or prevent us from accessing critical information, potentially exposing us to liability, harming our reputation, or otherwise adversely affecting our business.

In the ordinary course of business, we may collect, process, store and transmit proprietary, confidential and sensitive information including intellectual property, trade secrets, proprietary business information, and personal information on our employees and others, along with data we and our CROs collect about trial participants in connection with clinical trials. It is critical that we process this data in a secure manner to maintain its confidentiality, integrity and availability. We depend on information technology and telecommunications systems for significant elements of our operations, including enterprise software systems for human resources, financial reporting, customer relationship management, regulatory compliance and other infrastructure operations. We face a number of risks related to protecting this critical information, including loss of access, inappropriate use or disclosure, inappropriate modification and inability to adequately monitor, audit and modify our controls. These risks also extend to our third parties and partners who operate critical business systems and process confidential, proprietary and sensitive information.

Despite the implementation of security measures, given the size, complexity and increasing amounts of proprietary, confidential and sensitive information maintained by our internal information technology systems and those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners, these systems are potentially vulnerable to breakdown, service interruptions, system malfunction, accidents caused by our own personnel or third-party partners, natural disasters, terrorism, global pandemics, war and telecommunication and electrical failures, as well as security breaches or cyber-attacks by malicious third parties (including through viruses, worms, malicious code, malware, ransomware, distributed denial-of-service attacks and social engineering), which may compromise our system infrastructure, or that of our partners.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments or cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks have grown. We may not be able to anticipate or prevent all types of such security threats which change frequently, and can originate from a wide variety of sources. Any disruption or security breach could result in loss of, or damage to, our data or applications, inappropriate disclosure of confidential, sensitive, or proprietary information, liability and reputational damage, delays in the development and commercialization of OJEMDA, Emi-Le, DAY301 or any future product candidates and civil fines and penalties, including under HIPAA and other applicable data breach notification laws.

The costs related to significant security breaches or disruptions could be material and may exceed, or be excluded from, the limits of our cybersecurity insurance coverage, which may not be adequate to cover all losses, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts arising from such incidents. If the information technology systems of our CROs, CMOs, vendors, contractors, consultants and other third-party partners become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and need to expend significant resources to mitigate the impact of and prevent future events. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand, grow our customer base and process, store and transmit increasingly large amounts of proprietary and sensitive data.

We cannot assure you that our data protection efforts and investments in information technology will prevent significant breakdowns, data leakages, breaches, or other cyber incidents in our systems or those of our CROs, CMOs, vendors, contractors, consultants and other third-party partners. Such events could materially adversely affect our reputation, business, operations or financial condition, delay our programs and product development, result in the loss of clinical trial data and cause financial, legal, business and reputational harm.

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

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, and our efforts to address these issues may not be successful. These issues could result in interruptions, delays, negative publicity, loss of customer trust diminished use of our products, and other harms to our business and competitive position. Remediation of any potential security breach may involve significant time, resources and expenses. Any security breach may result in regulatory inquiries, litigation or other investigations, and can affect our financial and operational condition.

Unauthorized access to our systems, networks or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business or adversely affect our reputation.

We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection and data security. The actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), fines, sanctions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We and third parties with whom we work are or may become subject to numerous domestic and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security), the scopes of which are changing, subject to differing applications and interpretations, and may be inconsistent among states, countries, or conflict with other requirements. We are or may become subject to contractual obligations related to privacy, data protection and data security. The actual or perceived failure by us or related third parties to comply with such obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability and otherwise cause a material adverse effect on our business, financial condition and results of operations.

In the United States, numerous federal and state laws and regulations, including health information privacy and security laws, data breach notification laws, and consumer protection laws that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain protected health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil and criminal penalties if we obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Over a third of U.S. states have adopted comprehensive privacy and security laws and regulations, which govern the privacy, processing and protection of personal information, including certain specific requirements and laws with respect to health-related information. For example, Washington state has passed the My Health My Data Act, which focuses on the collection of consumer health data, and has a broader scope than HIPAA and includes a private right of action. Nevada has also passed a similar law with respect to the collection and processing of consumer health information

In California, the California Consumer Privacy Act, or the CCPA, grants individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. The CCPA is enforced by the California Privacy Protection Agency, or the CPPA. The CCPA gives California residents expanded privacy rights, including the right to request correction, access and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers, and provides for civil penalties and a private right of action for data breaches that is expected to increase data breach litigation.

Additionally, the U.S. Department of Justice issued a final rule, effective April 8, 2025, entitled “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” which places additional restrictions on certain data transactions involving “countries of concern” (currently China (including Hong Kong and Macau), Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (entities owned by, organized under the laws of, or operating in such countries, as well as certain individuals affiliated with those countries). The rule restricts or prohibits a range of business activities, such as vendor engagement, data brokerage transactions, employment of certain individuals, and certain investor agreements, if they involve the transfer or access to “sensitive personal data” (such as precise geolocation data, biometric identifiers, personal health data, or personal financial data) above specific thresholds. Some such transactions may be permitted if specific security requirements are met or exemptions apply, but others may be outright prohibited. Violations of the rule could result in significant civil and criminal fines and penalties. Aside from certain narrow exemptions, the rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified, or encrypted, which may present challenges for companies like ours and impact our ability to transfer data, including preclinical testing data, clinical trial data, or manufacturing data in connection with certain transactions or agreements.

We are also subject to foreign data protection laws, including the General Data Protection Regulation, or GDPR, which applies to personal information (including health-related data) obtained from individuals in the European Economic Area, or the EEA (as well as substantially similar laws that govern the collection of data from individuals in the UK and Switzerland, collectively referred to herein as GDPR). The GDPR imposes strict obligations on businesses, including requirements for informed consent practices and detailed notices for clinical trial subjects and investigators, limitations on data processing, establishing a legal basis for processing personal information, notification of data processing obligations, notification of security incidents to appropriate data protection authorities or data subjects, protecting the security and confidentiality of personal information, and establishing means for data subjects to exercise rights in relation to their personal information. The GDPR subjects noncompliant companies to fines of up to the greater of 20 million Euros (17.5 million GBP in the UK) or 4% of their global annual revenues, potential bans on processing of personal information (including clinical trials), and private litigation. In addition, supervisory authorities in the EEA, Switzerland, and the UK have enforced data protection legislation inconsistently, which may result in us having to spend additional resources in order to comply with rules and guidance applicable only in certain, local jurisdictions.

Further, the GDPR generally prohibits the transfer of personal information to countries outside of the EEA, UK and Switzerland, such as the United States, which are not considered by their relevant authorities to provide an adequate level of data protection unless specific legal mechanisms are in place. These mechanisms are subject to legal challenges and may be invalidated restricting our ability to process personal information from the EEA, UK, or Switzerland of Europeans outside of these territories and adversely impact our business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions.

Other countries have also adopted certain legal requirements for local storage and processing of data, or restrictions on cross-border transfers of personal information, any and all of which could increase the cost and complexity of conducting preclinical testing and clinical trials or delivering our future products, if any, and operating our business. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Changes in international legislations may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs and could result in increased compliance costs in business practices or impact the availability of previously useful data.

Compliance with domestic and foreign privacy, data security and data protection laws, regulations and contractual and other obligations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. The actual or perceived failure to comply with domestic and foreign privacy, data security and data protection laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data security and data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

Our current operations are primarily located in the San Francisco Bay Area. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather conditions, medical epidemic or pandemic, power shortage, telecommunication failure or other natural or man-made accident or incident that results in our being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear and may heighten or intensify existing risk of natural disasters. Loss of access to these facilities may result in increased costs, delays in the development of OJEMDA or our product candidates or interruption of our business operations, and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, future changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. In addition, under the Tax Cuts and Jobs Act, as amended by the OBBBA, for tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize certain research and development expenditures over fifteen years if incurred in foreign jurisdictions. For tax years beginning after December 31, 2021, and beginning on or before December 31, 2024, taxpayers generally were required to capitalize and amortize certain research and development expenditures over five years if incurred in the United States; however, beginning after that period, the OBBBA restored immediate deductibility of research and development expenditures incurred in the United States.

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

In addition, both our current and our future unused losses and other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo, or have undergone, an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. During the year ended December 31, 2025, the Company has completed a Section 382 study to determine whether an ownership change per the provisions of Section 382 of the Internal Revenue Code, as well as similar state provisions, has occurred. The study concluded the Company underwent an ownership change during an earlier year as defined by the Code. However, based on the study, all of the tax attributes are fully available for use as of December 31, 2024. As a result, if we undergo an ownership change (or if we previously underwent such an ownership change), our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

We have engaged, and will continue to engage, in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

We have engaged in strategic transactions, for instance, with affiliates of Takeda Pharmaceutical Company Limited, Viracta Therapeutics, Inc., Merck KGaA, Darmstadt, Germany, MabCare, and Ipsen, and from time to time, we may consider further strategic transactions, such as acquisitions of companies, businesses or assets and out-licensing or in-licensing of products, product candidates (such as DAY301) or technologies. Moreover, in January 2026, we acquired Mersana and their lead product candidate, Emi-Le. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near term or long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

Although no third party has asserted a claim of patent infringement against us as of December 31, 2025, others may hold proprietary rights that could prevent OJEMDA or our product candidates from being marketed. It is possible that a third-party may assert a claim of patent infringement directed at OJEMDA or our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to OJEMDA or our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market OJEMDA or our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We may also in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Additionally, we may be subject to claims of patent infringement during those proceedings, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced personnel and budgets experienced by the Patent and Trial Appeal Board, could further delay our ability to timely challenge any such patents. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our current and/or future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign OJEMDA, our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing OJEMDA or our product candidates and technology.

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
•
cybersecurity incidents.

In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations, increase in inflation and changes in interest rates, as well as disruptions to the supply chain, that have been often unrelated or disproportionate to the operating performance of the issuer. Furthermore, the trading price of our common stock may be adversely affected by third parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

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

The holders of an aggregate of 8,502,776 shares of our outstanding common stock as of December 31, 2025 will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also have registered shares of common stock that we may issue under our equity incentive plans. These shares are freely tradeable in the public market upon issuance.

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

Based on the beneficial ownership of our common stock as of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned 37.4% of our voting stock. The voting power of this group may increase to the extent they convert shares of non-voting common stock they hold into common stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our products once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, volatile interest rates and increasing inflation, changes in domestic and foreign currency rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, labor displacement, slowing population growth, the imposition of trade barriers, tariffs and other protectionist measures, and uncertainty about economic stability. A severe or prolonged economic downturn or recession and a continued increase in inflation rates or interest rates could result in a variety of risks to our business, including weakened demand for OJEMDA and our ability to raise additional capital when needed on acceptable terms, if at all. Likewise, the capital and credit markets may be adversely affected by global regional conflicts, and the possibility of wider or additional global conflicts, global sanctions imposed in response thereto or an energy crisis. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline in part due to the volatility of the stock market and any general economic downturn.

Further, our business and operations may be impacted by the political instability and military hostilities in multiple geographies including Ukraine, the Middle East and the tensions between China and Taiwan.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company’s leadership, including the board of directors, or the Board, recognizes the critical importance of maintaining the trust and confidence of our patients, investors, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to risk management. The Company’s cybersecurity policies, standards, processes and practices are integrated into the Company’s broader risk management and disclosure controls and procedures and are based on recognized frameworks such as the National Institute of Standards and Technology, or NIST, Cybersecurity Framework, the International Organization for Standardization, or ISO/ International Electrotechnical Commission, or IEC 27001 framework and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that the Company collects and stores by identifying, preventing, mitigating and remediating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s overall risk management approach, the Company’s cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance,” below, the Board's oversight of cybersecurity risk management is supported by the Audit Committee of the Board, or the Audit Committee, which regularly interacts with the Company’s Vice President of Information Technology and other members of management, including members of management’s Data Privacy and Security Committee.

Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and processes that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner and in accordance with applicable legal requirements, including SEC disclosure requirements.

Information Security: We implement organizational, administrative and technical measures based on commercially reasonable procedures using (i) industry standard information security measures prescribed for use by NIST, (ii) security measures aligned with the ISO/IEC 27000 series of standards, (iii) vendor security due diligence and assurance activities (e.g., SOC 2 reports), (iv) applicable privacy regulations, (v) business continuity management measures aligned with the ISO/IEC 22301 standard and (vi) other generally recognized industry standards, in each case, designed to safeguard the confidentiality, integrity, and availability of our infrastructure and data and the resiliency of our operations.

Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, multi-factor authentication, endpoint detection and response, encryption of data at rest and in transit, and security logging and monitoring, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that are designed to address the Company’s response to a cybersecurity incident, including materiality assessment and disclosure escalation procedures, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including CROs, CMOs, vendors, contractors, consultants, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems which includes due diligence, ongoing monitoring, and contractual requirements addressing security, audit rights, and incident notification.

Education and Awareness: The Company provides regular, mandatory training for personnel and contractors regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

Risk and Readiness Assessments: The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, independent penetration testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Insurance: We maintain cybersecurity insurance coverage subject to customary terms, conditions and limitations.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s risk management process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with members of the Data Privacy and Security Committee, which includes the Company’s Vice President of Information Technology.

The Vice President of Information Technology, who is responsible for assessing and managing material risks from cybersecurity threats, in coordination with the Data Privacy and Security Committee, which includes our Chief Executive Officer, or CEO, Chief Operating and Financial Officer, or COO and CFO, and General Counsel, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the

Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Vice President of Information Technology and the Data Privacy and Security Committee monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents on an ongoing basis and report such threats and incidents to the Audit Committee when appropriate.

The Vice President of Information Technology has over 20 years of experience in information technology and information security, including senior leadership roles at public companies overseeing enterprise security and IT risk programs. The Company’s CEO, COO and CFO, and General Counsel have extensive experience overseeing risk management at the Company and at similar companies, including risks arising from cybersecurity threats.

We have not identified cybersecurity threats, including from prior incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. If we were to experience a material cybersecurity incident in the future, such incidents may have a material effect, including on our operations, business strategy, results of operations or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the risk factor titled “If our security measures are compromised, or our information technology systems or those of our CROs, CMOs, vendors, contractors, consultants or other third-party partners fail or suffer security breaches, cyber-attacks, loss or leakage of data or other disruptions, this could result in a material disruption of our development programs, compromise sensitive information related to our business or other personal information or prevent us from accessing critical information, potentially exposing us to liability, harm our reputation or otherwise adversely affecting our business.”

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

Holders of Record

As of February 19, 2026, there were approximately 28 stockholders of record of our common stock based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph shows the cumulative total return to our stockholders between May 27, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2025, in comparison to the Nasdaq Biotechnology Index, the Nasdaq Composite Index, and the Standard & Poor’s 500 Index. An initial investment of $100 and reinvestment of dividends is assumed to have been made in our common stock and in each index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of, or intended to forecast, future stock price performance.

DAWN Stock Performance Graph
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
05/27/2021
06/30/2021
09/30/2021
12/31/2021
03/31/2022
06/30/2022
09/30/2022
12/31/2022
03/31/2023
06/30/2023
09/30/2023
12/31/2023
03/31/2024
06/30/2024
09/30/2024
12/31/2024
03/31/2025
06/30/2025
09/30/2025
12/31/2025
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For the comparison of the financial results for the fiscal years ended December 31, 2024 and 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Day One” refer to Day One Biopharmaceuticals, Inc.

Overview

Day One Biopharmaceuticals, Inc., or Day One, is a biopharmaceutical company dedicated to developing and commercializing targeted therapies for people of all ages with life-threatening diseases.

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

In Arm 1, data from the 76 RAPNO LGG evaluable patients with relapsed or refractory pLGG showed the following (June 5, 2023 data cutoff):

•
The best ORR of ~51%, which included partial responses in 37% of patients and minor responses in 14% of patients.
•
Among the 64 patients with BRAF fusions or rearrangements, the ORR was 52%, and among those with a BRAF V600 mutation, the ORR was 50%.
•
The ORR was 49% in the 46 patients who had previously been treated with MAPK-targeted therapy and 55% in the 31 patients who had not received prior MAPK-targeted treatment.

The safety of OJEMDA was evaluated in 137 patients with relapsed or refractory pLGG, with the majority of adverse events being Grade 1 or Grade 2. The most common side effects were rash, hair color changes, tiredness, viral infection, vomiting, headache, fever, decrease in growth velocity, dry skin, constipation, nausea, acne and upper respiratory tract infection.

Follow up data from FIREFLY-1 confirmed the original data that supported OJEMDA's approval by the US FDA. In Arm 1, data from the 76 RAPNO LGG evaluable patients with relapsed or refractory pLGG showed the following (May 10, 2024 data cutoff to support the ongoing evaluation of OJEMDA):

•
The best ORR of ~53%, which included partial responses in 38% of patients and minor responses in 15% of patients.
o
Among the 64 patients with BRAF fusions or rearrangements, the ORR was 53%, and among those with a BRAF V600 mutation, the ORR was 50%.
o
The ORR was 51% in the 45 patients who had previously been treated with MAPK-targeted therapy and 55% in the 31 patients who had not received prior MAPK-targeted treatment.
•
The median duration of response was 18 months. Of the 77 patients enrolled in Arm 1, 66 patients (~86%) had discontinued primary tovorafenib treatment, most commonly because they transitioned to a planned drug holiday (33 patients). Ten patients discontinued the study entirely.
•
The median time to response, following initiation of treatment, with OJEMDA was 5.4 months.

Based on the May 10, 2024 data cutoff from the ongoing study, the safety profile of OJEMDA remained consistent with that observed at the time of approval, with no new safety signals identified.

In November 2025, we announced updated additional clinical data from the FIREFLY-1 trial, based upon a data cutoff of June 6, 2025. New data from Arm 1, with an updated median study duration of 40.6 months are described as follows: In 76 patients from Arm 1, 44 (58%) completed 26 or more cycles of treatment (approximately 24 months). Amongst the key primary endpoints, the ORR was 53%, the median duration of response was 19.4 months, and the time to response was 5.4 months. The pre-specified secondary study endpoint of Progression Free Survival was evaluated by Response Assessment in Pediatric Neuro-Oncology Low-Grade Glioma. The median was 16.6 months.

Exploratory analyses were undertaken to further assess the clinical impact of tovorafenib in the same study population. Among these analyses:

•
The median time-to-next-treatment (defined as the time from the date of the first dose of tovorafenib to the start of the first subsequent anticancer treatment, or date of death) was 42.6 months.
•
Thirty-nine patients entered a treatment-free observation period:
o
77% were treatment-free for a minimum of 12 months.
o
Median treatment-free interval, measured from the end of tovorafenib primary treatment to the start of the next subsequent anticancer treatment or death, was not reached.
o
Tumor rebound was minimal in the first 6 months off therapy, with 31% of patients experiencing a ≥25% increase in tumor size from the last scan prior to the last dose.

In this updated three-year analysis, no new safety signals were identified. Grade 3 or higher adverse events most commonly reported (≥ 5% of patients) were decreased growth velocity, anemia, blood creatine phosphokinase increased, maculopapular rash, alanine aminotransferase increased.

We initiated a pivotal Phase 3 trial, or FIREFLY-2, evaluating tovorafenib as a front-line therapy in patients ages 6 months to 25 years with pLGG, in June 2022. The first patient was dosed in FIREFLY-2 in March 2023. To date, patients continue to enroll in the United States, Canada, Europe, Australia, South America, Middle East and Asia, with approximately 140 sites activated. In June 2024, we announced the following changes to our FIREFLY-2 trial: the primary endpoint of objective response rate will be assessed according to the RAPNO-LGG criteria, key secondary endpoints of progression free survival and duration of response will be assessed according to RAPNO-LGG criteria, new patients will be initiated on a starting dose of 380 mg/m2/dose once weekly, and once-monthly carboplatin regime will be included as a fourth standard of care option for arm 2. We expect to complete enrollment of FIREFLY-2 in the first half of 2026.

In June 2025, tovorafenib was added to the National Comprehensive Cancer Network, or NCCN, adult glioma treatment guidelines as a category 2a recommended treatment option for patients with recurrent or progressive BRAF-altered disease.

In July 2024, we entered into the Ipsen License Agreement, pursuant to which, we licensed to Ipsen Pharma SAS, or Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services.

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

We are also eligible to receive up to approximately $375.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date. We are also entitled to tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

On March 27, 2025, Ipsen received validation of its completed submission of the Marketing Authorization Application to the EMA for tovorafenib for the treatment of patients with relapsed or refractory pLGG. Ipsen anticipates a regulatory decision in 2026.

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

In June 2024, we entered into a license agreement, or the MabCare License Agreement, with MabCare Therapeutics, or MabCare, a pharmaceutical corporation located in Shanghai, China. Under the MabCare License Agreement, MabCare granted to us an exclusive worldwide license, excluding Greater China, with the right to grant sublicenses through multiple tiers, under specified patent rights and know-how for the Company to develop, manufacture and commercialize DAY301 (formerly MTX-13 or CB-002). DAY301 is a novel Antibody Drug Conjugate, or ADC, targeting protein-tyrosine kinase 7, or PTK7. In pre-clinical studies, DAY301 showed antitumor activity in a wide range of solid tumors. DAY301 targets PTK7, a highly-conserved, catalytically inactive transmembrane protein that is overexpressed in multiple adult cancers, including esophageal, ovarian, lung, and endometrial cancer, as well as pediatric cancers such as neuroblastoma, rhabdomyosarcoma and osteosarcoma. In

April 2024, the FDA cleared the investigational new drug application for DAY301. In January 2025, we cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial, and the study continues to enroll in the dose escalation phase of the program. We plan to present initial clinical data and provide a program update in the second half of 2026.

In November 2025, we and Mersana Therapeutics, Inc., or Mersana, entered into an Agreement and Plan of Merger, or the Merger Agreement. Pursuant to the Merger Agreement, we commenced a tender offer to acquire all of the issued and outstanding shares of common stock of Mersana, or the Target Shares, for (i) $25.00 net per Target Share, payable in cash, without interest plus (ii) one contingent value right per Target Share which represents the right to receive milestone payments of up to an aggregate of $30.25 per share in cash upon the achievement of certain specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement. The transaction closed on January 6, 2026 and we believe it positions us for continued success and expansion of our oncology portfolio, adding Emiltatug ledadotin, or Emi-Le, a potential first-in-class monotherapy for patients with adenoid cystic carcinoma, or ACC, an aggressive cancer with a well-defined patient population and high unmet need, most often arising from the salivary gland. The early anti-tumor activity observed with Emi-Le in an ongoing Phase 1 study, in a disease with a clear unmet medical need, may support a fast path to registration. Emi-Le represents an innovative and differentiated antibody-drug candidate, or ADC, directed against B7-H4, a well-characterized target in certain cancers. B7-H4 is highly expressed in ACC as well as in other adult and pediatric cancers. As a novel targeted investigational agent with monotherapy anti-tumor activity intended for a well-defined patient population without any approved therapies or a clear standard of care, we believe that Emi-Le is well positioned for potential rapid development and commercialization. We plan to present clinical data mid-2026.

We believe our business development capabilities combined with our extensive experience in oncology drug development and deep ties within the research and patient advocacy communities, particularly within the pediatric setting, positions us to be a leader in identifying, acquiring and developing therapies for patients of all ages. We hold exclusive rights to develop tovorafenib and Emi-Le for all therapeutic areas worldwide and DAY301 for all therapeutic areas worldwide, excluding Greater China, subject to certain milestone and royalty payments. Further, we hold exclusive rights to commercialize tovorafenib in the United States subject to royalty payments. Pursuant to the Ipsen License Agreement, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib outside of the United States, in exchange for certain milestone and royalty payments.

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

License agreement with XOMA

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

On March 27, 2025, Ipsen received validation of its completed submission of the Marketing Authorization Application to the EMA for tovorafenib for the treatment of patients with relapsed or refractory pLGG. Ipsen anticipates a regulatory decision in 2026. As a result, we paid $4.0 million to XOMA for the achievement of this milestone in March 2025.

On November 26, 2025, we achieved a regulatory milestone related to tovorafenib for the treatment of patients with relapsed or refractory pLGG. As a result, we paid $2.0 million to XOMA for the achievement of this milestone in December 2025.

As of December 31, 2025, we could be required to make additional milestone payments of up to $34.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications. Commencing with the first commercial sale of OJEMDA in a country, we are obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the XOMA licensed patents, jointly owned collaboration patents or specified patents owned by us covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In November 2023, we discontinued our monotherapy substudy due to a limited duration of response in this rare patient population despite observing responses with a generally well tolerated therapy. In July 2024, we informed Merck KGaA, Darmstadt, Germany that we decided to close the program because the benefit/risk profile and the market opportunity did not justify the significant investment required to continue the trial despite observing some clinical responses. In September 2025, we finalized the termination agreement with Merck KGaA, Darmstadt, Germany and concluded all activities.

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

In consideration for the rights granted under the MabCare License Agreement, we made an upfront payment of $55.0 million in July 2024. As of December 31, 2025, we could be required to make additional payments of $1,132.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China.

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

As of December 31, 2025, we are also eligible to receive up to approximately $375.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date. We are also entitled to tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

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

Our owned or co-owned patent portfolio, as of January 1, 2026, includes a co-owned United States patent directed to the compositions of matter and pharmaceutical compositions of tovorafenib, which provides patent protection in the United States through 2031, and multiple foreign patents and applications including granted patents in Germany, France, United Kingdom, Belgium, Switzerland, Denmark, Spain, Ireland, Italy, Netherlands, Australia, Brazil, Canada, China, India, Japan, Korea, Mexico, Russia, Singapore, South Africa, Taiwan, and Hong Kong, which are expected to expire in 2028. Furthermore, we have filed two applications for patent term extension of 5 years pertaining to the regulatory review period for OJEMDA (tovorafenib) for the United States patent directed to the compositions of matter and pharmaceutical compositions. One application involves NDA 217700 for a tovorafenib tablet and the other involves NDA 218033 for a tovorafenib oral suspension. The applications were submitted to the United States Patent and Trademark Office, or USPTO, in June 2024 and are under review by the USPTO. Approval of the applications for patent term extension would extend the United States patent to August 2036. We have additional patents and pending applications drawn to formulations, methods of use, and methods of manufacture for tovorafenib. Our patent portfolio also includes issued and pending patents covering formulations, methods of manufacture, and methods of use of tovorafenib. Certain issued patents are expected to provide protection through 2035, and pending applications, if granted, could extend coverage into the 2040s.

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

Upon closure of the Mersana Therapeutics, Inc. acquisition on January 6, 2026, our owned patent portfolio includes patent families directed to Emi-Le including the related components, intermediates, methods of manufacture, and methods of treatment. Our portfolio includes issued patents and pending patent applications covering Emi-Le and the associated components, intermediate, methods of manufacture, and methods of treatment. Certain issued patents are expected to expire between 2032 and 2044, and pending patent applications that, if issued, and where applicable nationalized, are expected to expire between 2041 and 2046.

Our in-licensed patent portfolio, as of January 1, 2026, includes patent families directed to DAY301 including the related components, intermediates, methods of manufacture, and methods of treatment. One in-licensed patent family directed to the compositions of matter, methods of use, and synthetic intermediates of DAY301, which has one allowed United States patent and several pending applications in foreign jurisdictions that, if issued, are expected to expire in 2044. Three in-licensed patent families are directed to the ADC linker used in DAY301, which includes pending applications in United States and foreign jurisdictions that, if issued, are expected to expire in 2042.

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

License revenue

In July 2024, we entered into the Ipsen License Agreement, pursuant to which, we licensed to Ipsen, on an exclusive basis, the right to commercialize tovorafenib in all territories outside the United States and agreed to provide certain research and development and manufacturing services. The portion of the transaction price allocated to the licenses was recognized as revenue upon delivery of the licenses in the year ended December 31, 2024. The transaction price allocated to the research and development services is being recognized over time as services are delivered.

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

Cost of license revenue

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

Results of operations

Comparison of year ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue:
Product revenue, net	$155,421	$57,217	$98,204	171.6%
License revenue	2,761	73,944	(71,183)	(96.3)%
Total revenues	158,182	131,161	27,021	20.6%
Cost and operating expenses:
Cost of product revenue	14,714	4,763	9,951	208.9%
Cost of license revenue	2,496	516	1,980	383.7%
Research and development	148,135	227,702	(79,567)	(34.9)%
Selling, general and administrative	120,587	115,450	5,137	4.4%
Total cost and operating expenses	285,932	348,431	(62,499)	(17.9)%
Loss from operations	(127,750)	(217,270)	89,520	(41.2)%
Non-operating income:
Gain from sale of priority review voucher	—	108,000	(108,000)	*
Investment income, net	18,471	19,701	(1,230)	(6.2)%
Other (expense) income, net	(19)	1,217	(1,236)	(101.6)%
Total non-operating income, net	18,452	128,918	(110,466)	(85.7)%
Loss before income taxes	(109,298)	(88,352)	(20,946)	23.7%
Income tax benefit (expense)	1,976	(7,144)	9,120	(127.7)%
Net Loss	$(107,322)	$(95,496)	$(11,826)	12.4%

* Amount and/or percentage not meaningful

Product revenue, net

Product revenue, net increased $98.2 million, from $57.2 million for the year ended December 31, 2024 to $155.4 million for the year ended December 31, 2025 due to increased sales of OJEMDA in the United States.

License revenue

License revenue decreased $71.2 million, from $73.9 million for the year ended December 31, 2024 to $2.7 million for the year ended December 31, 2025 due to the recognition of the upfront consideration received from the Ipsen License Agreement for the pLGG license rights in the year ended December 31, 2024.

Cost of product revenue

Cost of product revenue increased $9.9 million, from $4.8 million for the year ended December 31, 2024 to $14.7 million for the year ended December 31, 2025 due to increased sales of OJEMDA in the United States.

Cost of license revenue

Cost of license revenue increased $2.0 million, from $0.5 million for the year ended December 31, 2024 to $2.5 million for the year ended December 31, 2025 due to an increased level of research and development services provided.

Research and development expenses

Research and development expenses decreased $79.6 million, from $227.7 million for the year ended December 31, 2024 to $148.1 million for the year ended December 31, 2025. License related payments decreased by $74.0 million due to milestone payments of $6.0 million related to the XOMA License Agreement in the year ended December 31, 2025 compared to milestone payments of $75.0 million related to the MabCare License Agreement and a $5.0 million amendment payment related to the XOMA License Agreement in the year ended December 31, 2024. Personnel-related expenses decreased by $2.4 million driven by changes in headcount and other research and development costs decreased by $1.3 million. Third-party expenses decreased by $1.9 million due primarily to a decrease in clinical trial and manufacturing activities associated with DAY301.

The following table summarizes our external and internal research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
External costs:
Third-party CRO, CMO and other third-party clinical trial costs(1)	$87,511	$89,400
XOMA license agreement milestone payment	6,000	5,000
MabCare license agreement upfront payment	—	55,000
MabCare license agreement milestone payment	—	20,000
Other research and development costs	7,691	8,949
Internal costs:
Employee related expenses	46,933	49,353
Total research and development expenses	$148,135	$227,702

(1)
Third-party CRO, CMO and other clinical trial costs for the tovorafenib, pimasertib, DAY301, and VRK1 programs were $70.3 million, $1.0 million, $12.5 million, and $3.7 million, respectively, for the year ended December 31, 2025 compared to $74.8 million, $3.8 million, $4.2 million, and $6.6 million, respectively, for the year ended December 31, 2024.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.1 million, from $115.5 million for the year ended December 31, 2024 to $120.6 million for the year ended December 31, 2025. The increase in selling, general and administrative expenses were primarily due to transaction costs of $1.8 million related to the Mersana Therapeutics, Inc. acquisition, an increase of $1.1 million in professional services driven by commercial activities, an increase of $0.8 million in personnel-related expenses driven by changes in headcount, and an increase of $1.4 million in other selling, general and administrative costs due to continued expansion of business operations.

Income tax benefit (expense)

Income tax benefit for the year ended December 31, 2025, was $2.0 million resulting in an effective tax rate of 1.8% compared to (8.1)% in 2024. The income tax benefit for the year ended December 31, 2025 is due to the revision of estimated income taxes payable for the year ended December 31, 2024 based on information obtained during the preparation of the tax return.

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

As of December 31, 2025, we had an accumulated deficit of $661.4 million and $441.1 million in cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our capital requirements through at least twelve months after the date that this Annual Report is filed.

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

Leases

We have an operating lease obligation for office space. As of December 31, 2025, we had fixed lease payment obligations of approximately $0.5 million, payable within 12 months.

Contract Research Organizations and Contract Manufacturing Organizations

We have entered into contracts in the normal course of business with CROs, CMOs, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of December 31, 2025, there were no amounts accrued related to termination and cancellation charges as these are not probable.

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

Cash flows

The following table summarizes our sources and uses of cash for the periods presented:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(103,757)	$(78,113)
Net cash provided (used in) by investing activities	174,648	(230,994)
Cash provided by financing activities	1,219	203,291
Net increase (decrease) in cash and cash equivalents	$72,110	$(105,816)

Operating activities

Net cash used in operating activities for the year ended December 31, 2025 was $103.8 million consisting of our net loss of $107.3 million and non-cash charges of $32.5 million, which were offset by changes in net operating assets and liabilities of $28.9 million. Non-cash charges consisted primarily of shared-based compensation expense of $44.4 million, amortization of intangible assets of $3.1 million, depreciation expense of $0.4 million, amortization of operating right-of-use asset of $0.3 million, and loss from the sale of property and equipment of $0.1 million, which was offset by the accretion of discounts on short-term investments, net of $15.7 million. Changes in operating assets and liabilities were primarily related to decreases in accrued expenses and other current liabilities of $16.0 million, an increase in accounts receivable of $12.9 million, an increase in inventory of $2.9 million, a decrease in other long-term liability of $0.3 million, and an increase in deposits and other long-term assets of $0.1 million. This was partially offset by a decrease in prepaid expenses and other current assets of $2.5 million, an increase in accounts payable of $0.5 million, and an increase in deferred revenue of $0.3 million.

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

Investing activities

Net cash used in investing activities for the year ended December 31, 2025 was $174.6 million attributable to the purchase of short-term investments of $695.8 million, acquisition of intangible assets of $3.5 million, and the purchase of property and equipment of $0.3 million. This was partially offset by the proceeds from maturity of short-term investments of $864.3 million and the proceeds from the sale of short-term investments of $10.0 million.

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

Financing activities

Cash provided by financing activities for the year December 31, 2025 was $1.2 million related to net proceeds from the issuance of common stock upon stock option exercises and purchases made under our 2021 Employee Stock Purchase Plan.

Cash provided by financing activities for the year December 31, 2024 was $203.3 million related to net proceeds from the issuance of common stock in connection with private placement of $178.2 million and issuance of prefunded warrants to purchase common stock of $20.9 million, and upon stock option exercises and purchases made under our 2021 Employee Stock Purchase Plan of $4.2 million.

Funding requirements

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. As of December 31, 2025, we had $441.1 million in cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our capital requirements at least twelve months after the date that this Annual Report is filed.

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

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions, and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from inflation, labor displacement, slowing population growth, changing interest rates, significant political, trade or regulatory developments, the imposition of trade barriers, tariffs and other protectionist measures, global regional conflicts, public health epidemics, or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses and cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

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

New Accounting Pronouncements

Refer to Note 2 of the Notes to our Financial Statements included in this Annual Report on Form 10-K for a summary of recently issued and adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2025 and 2024, we had cash, cash equivalents and short-term investments of $441.1 million, and $531.7 million, respectively. This consisted of interest-bearing money market funds and investments in U.S. treasury securities and U.S. government agency securities, which create an exposure to interest rate risk. A hypothetical 100 basis point increase or decrease in interest rates as of December 31, 2025 and 2024 would not have resulted in a material effect on the fair market value of our cash, cash equivalents and short-term investments. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer and President and our Chief Operating Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Policies and Arrangements

The Company’s directors and Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) are only permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, or a Rule 10b5-1 Plan. During the three months ended December 31, 2025, none of the Company’s Section 16 officers or directors adopted or terminated any Rule 10b5-1 Plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

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

(3) Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/ Furnished Herewith

2.1	Agreement and Plan of Merger, dated November 12, 2025, by and among Day One and Merger Sub and Mersana.	8-K	001-40431	November 13, 2025

3.1	Restated Certificate of Incorporation, dated June 1, 2021, as amended June 22, 2023.	10-Q	001-40431	August 7, 2023

3.2	Amended and Restated Bylaws, dated February 17, 2023.	8-K	001-40431	February 23, 2023

3.3	Certificate of Ownership and Merger, dated December 23, 2021	10-K	001-40431	March 7, 2022

4.1	Form of Common Stock Certificate	S-1/A	333-255754	May 24, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated February 1, 2021, by and among Day One Biopharmaceuticals Holding Company, LLC and certain of its stockholders.	S-1	333-255754	May 4, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-40431	July 30, 2024

4.4	Form of Securities Purchase Agreement.	8-K	001-40431	July 30, 2024

4.5	Form of Registration Rights Agreement	8-K	001-40431	July 30, 2024

4.6	Description of Registrant’s Securities	10-K	001-40431	March 7, 2022

10.1^	Form of Indemnification Agreement with directors and officers	S-1	333-255754	May 4, 2021

10.2^	Form of Change in Control and Severance Agreement	10-K	001-40431	March 7, 2022

10.3^	2021 Equity Incentive Plan and forms of award agreements	S-8	333-276372	January 4, 2024

10.4^	2021 Employee Stock Purchase Plan and forms of award agreements	S-8	333-276372	January 4, 2024

10.5^	2022 Equity Inducement Plan and forms of agreement	S-8	333-268071	October 31, 2022

10.6^	Director Equity Deferral Plan and Form of Irrevocable Deferral Election				X

10.7†	Office Lease, dated June 26, 2024, by and between Arcus Biosciences, Inc., a Delaware corporation, and Day One Biopharmaceuticals, Inc.	10-K	001-40431	February 25, 2025

10.8†	Asset Transfer and License Agreement, effective as of December 16, 2019, by and between DOT Therapeutics-1, Inc. and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.9†	License Agreement for RAF, effective as of December 16, 2019, by and between Sunesis Pharmaceuticals, Inc. and DOT Therapeutics-1, Inc.	S-1	333-255754	May 4, 2021

10.10	Stock Exchange Agreement, dated May 4, 2021, by and between Day One Biopharmaceuticals Holding Co., LLC and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.11†	Amendment No. 1 to the License Agreement for RAF, dated March 4, 2024, by and between Day One Biopharmaceuticals, Inc. and Sunesis Pharmaceuticals, Inc.	8-K	001-40431	March 7, 2024

10.12†*	Asset Purchase Agreement, dated May 29, 2024.	10-Q	001-40431	August 2, 2024

10.13†*	Exclusive License Agreement by and between MabCare Therapeutics and Day One Biopharmaceuticals, Inc. dated June 17, 2024.	10-Q	001-40431	August 2, 2024

10.14†*	Exclusive License Agreement by and between Day One Biopharmaceuticals, Inc. and Ipsen Pharma SAS dated July 23, 2024.	10-Q	001-40431	October 30, 2024

19.1	Insider Trading Policy	10-K	001-40431	February 25, 2025

21.1	Subsidiary of the Registrant				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.1	Compensation Recovery Policy	10-K	001-40431	February 25, 2025

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)				X

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

DAY ONE BIOPHARMACEUTICALS, INC.

Date: February 24, 2026	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President (Principal Executive Officer)

DAY ONE BIOPHARMACEUTICALS, INC.

Date: February 24, 2026	By:	/s/ Charles N. York II, M.B.A.
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

Name	Title	Date

/s/ Jeremy Bender, Ph.D., M.B.A.	Chief Executive Officer and President (Principal Executive Officer)	February 24, 2026
Jeremy Bender, Ph.D., M.B.A.

/s/ Charles N. York II, M.B.A.	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2026
Charles N. York II, M.B.A.

/s/ Garry Nicholson, M.B.A.	Chair and Director	February 24, 2026
Garry Nicholson

/s/ Habib Dable	Director	February 24, 2026
Habib Dable

/s/ Scott Garland	Director	February 24, 2026
Scott Garland

/s/ William Grossman, M.D., Ph.D.	Director	February 24, 2026
William Grossman, M.D., Ph.D.

/s/ Natalie Holles	Director	February 24, 2026
Natalie Holles

/s/ John A. Josey, Ph.D., M.B.A.	Director	February 24, 2026
John A. Josey, Ph.D., M.B.A.

/s/ Saira Ramasastry, M.S., M.Phil.	Director	February 24, 2026
Saira Ramasastry, M.S., M.Phil.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Day One Biopharmaceuticals, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying 2025 consolidated financial statements of Day One Biopharmaceuticals, Inc. and its subsidiary and the 2024 financial statements of Day One Biopharmaceuticals, Inc. (collectively referred to as the “Company”), which comprise the balance sheets as of December 31, 2025 and 2024, and the related statements of operations, of comprehensive loss, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Clinical Trial Expenses

As described in Notes 2 and 5 to the financial statements, the Company records accrued liabilities for estimated costs of clinical trials conducted by third-party service providers. As disclosed by management, these costs are accrued based on factors such as estimates of the work completed and in accordance with terms established with third-party service providers under the service agreements. Management makes judgments and estimates in determining the accrued liabilities for estimated costs of clinical trials each reporting period and monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with clinical research organizations (“CROs”) and review of contractual terms. Within accrued expenses and other current liabilities, management has recorded $24.4 million of accrued research and development expenses as of December 31, 2025, a portion of which relates to accrued clinical trial expenses.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 24, 2026

We have served as the Company’s auditor since 2023.

Day One Biopharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$197,078	$124,968
Short-term investments	244,035	406,752
Accounts receivable, net	26,735	13,876
Inventory	6,326	3,321
Prepaid expenses and other current assets	10,925	13,413
Total current assets	485,099	562,330
Property and equipment, net	2,136	2,285
Operating lease right-of-use asset	2,342	2,422
Intangible assets, net	18,020	15,630
Deposits and other long-term assets	230	121
Total assets	$507,827	$582,788
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,733	$3,262
Accrued expenses and other current liabilities	54,615	68,625
Current portion of deferred revenue	2,000	1,554
Current portion of operating lease liabilities	174	10
Total current liabilities	60,522	73,451
Long-term portion of deferred revenue	3,040	3,233
Long-term portion of operating lease liabilities	2,619	2,592
Other long-term liability	484	761
Total liabilities	66,665	80,037
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 102,982,700 and 101,116,162 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	10	10
Additional paid-in-capital	1,102,490	1,056,738
Accumulated other comprehensive income	65	84
Accumulated deficit	(661,403)	(554,081)
Total stockholders’ equity	441,162	502,751
Total liabilities and stockholders' equity	$507,827	$582,788

The accompanying notes are an integral part of these financial statements.

Day One Biopharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Product revenue, net	$155,421	$57,217	$—
License revenue	2,761	73,944	—
Total revenues	158,182	131,161	—
Cost and operating expenses:
Cost of product revenue	14,714	4,763	—
Cost of license revenue	2,496	516	—
Research and development	148,135	227,702	130,521
Selling, general and administrative	120,587	115,450	75,543
Total cost and operating expenses	285,932	348,431	206,064
Loss from operations	(127,750)	(217,270)	(206,064)
Non-operating income:
Gain from sale of priority review voucher	—	108,000	—
Investment income, net	18,471	19,701	17,187
Other (expense) income, net	(19)	1,217	(40)
Total non-operating income, net	18,452	128,918	17,147
Loss before income taxes	(109,298)	(88,352)	(188,917)
Income tax benefit (expense)	1,976	(7,144)	—
Net loss	(107,322)	(95,496)	(188,917)
Net loss per share - basic	$(1.04)	$(1.02)	$(2.37)
Net loss per share - diluted	$(1.04)	$(1.02)	$(2.37)
Weighted-average number of common shares used in net loss per share - basic	103,205,703	93,234,195	79,773,004
Weighted-average number of common shares used in net loss per share - diluted	103,205,703	93,234,195	79,773,004

The accompanying notes are an integral part of these financial statements.

Day One Biopharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(107,322)	$(95,496)	$(188,917)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(19)	75	80
Total comprehensive loss	$(107,341)	$(95,421)	$(188,837)

The accompanying notes are an integral part of these financial statements.

Day One Biopharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance at December 31, 2022	73,458,176	$7	$601,771	$(71)	$(269,668)	$332,039
Issuance of common stock pursuant to follow-on offering, net of issuance costs of $10,827	13,269,231	2	161,407	—	—	161,409
Issuance of common stock upon exercise of stock options	88,459	—	1,338	—	—	1,338
Issuance of common stock upon release of restricted stock units	317,245	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	115,421	—	1,250	—	—	1,250
Unvested common stock forfeiture	(21,400)	—	—	—	—	—
Share-based compensation expenses	—	—	39,341	—	—	39,341
Unrealized gain on available-for-sale securities	—	—	—	80	—	80
Net loss attributable to common stockholders	—	—	—	—	(188,917)	(188,917)
Balance at December 31, 2023	87,227,132	$9	$805,107	$9	$(458,585)	$346,540
Issuance of common stock upon exercise of stock options	172,163	—	2,267	—	—	2,267
Issuance of common stock upon release of restricted stock units	680,963	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	171,442	—	1,906	—	—	1,906
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	12,893,213	1	178,176	—	—	178,177
Issuance of prefunded warrants to purchase common stock in connection with private placement, net of issuance costs	—	—	20,941	—	—	20,941
Unvested common stock forfeiture	(28,751)	—	—	—	—	—
Share-based compensation expenses	—	—	48,341	—	—	48,341
Unrealized gain on available-for-sale securities	—	—	—	75	—	75
Net loss	—	—	—	—	(95,496)	(95,496)
Balance at December 31, 2024	101,116,162	$10	$1,056,738	$84	$(554,081)	$502,751
Issuance of common stock upon exercise of stock options	18,900	—	126	—	—	126
Issuance of common stock upon release of restricted stock units	950,692	—	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	208,037	—	1,093	—	—	1,093
Issuance of common stock upon exercise of warrants	689,644	—	—	—	—	—
Unvested common stock forfeiture	(735)	—	—	—	—	—
Share-based compensation expenses	—	—	44,533	—	—	44,533
Unrealized loss on available-for-sale securities	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(107,322)	(107,322)
Balance at December 31, 2025	102,982,700	$10	$1,102,490	$65	$(661,403)	$441,162

The accompanying notes are an integral part of these financial statements.

Day One Biopharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(107,322)	$(95,496)	$(188,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development assets	—	55,000	3,000
Share-based compensation expense	44,388	48,263	39,341
Depreciation expense	366	92	36
Accretion of discounts on short-term investments, net	(15,738)	(6,389)	(10,078)
Amortization of intangible assets	3,110	1,470	—
Amortization of operating right-of-use asset	310	467	347
Loss from sale of property and equipment	71	—	—
Gain from sale of priority review voucher	—	(108,000)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,859)	(13,876)	—
Inventory	(2,860)	(3,243)	—
Prepaid expenses and other current assets	2,481	(4,556)	(3,322)
Deposits and other long-term assets	(109)	93	255
Accounts payable	471	686	2,316
Accrued expenses and other current liabilities	(16,010)	42,101	10,574
Deferred revenue	253	4,787	—
Operating lease liability	(32)	(273)	(405)
Other long-term liability	(277)	761	—
Net cash used in operating activities	(103,757)	(78,113)	(146,853)
Cash flows from investing activities:
Cash paid for purchase of short-term investments	(695,811)	(658,616)	(443,838)
Proceeds from maturity of short-term investments	864,273	314,482	575,440
Proceeds from sale of short-term investments	9,974	79,409	—
Cash paid for acquired intangible assets	(3,500)	(17,100)	—
Proceeds from sale of priority review voucher	—	108,000	—
Cash paid for acquired in-process research and development assets	—	(55,000)	(3,000)
Cash paid for purchase of property and equipment	(320)	(2,169)	(224)
Proceeds from sale of property and equipment	32	—	—
Net cash provided (used in) by investing activities	174,648	(230,994)	128,378
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement, net of placement agent fees and offering costs	—	178,177	—
Proceeds from issuance of prefunded warrants to purchase common stock in connection with private placement, net of issuance costs	—	20,941	—
Proceeds from issuance of common stock, net	—	—	161,409
Proceeds from issuance of common stock upon stock option exercises	126	2,267	1,338
Proceeds from issuance of common stock upon Employee Stock Purchase Plan purchase	1,093	1,906	1,250
Cash provided by financing activities	1,219	203,291	163,997
Net increase (decrease) in cash and cash equivalents	72,110	(105,816)	145,522
Cash and cash equivalents, beginning of period	124,968	230,784	85,262
Cash and cash equivalents, end of period	$197,078	$124,968	$230,784
Supplemental disclosure of cash flow information:
Income taxes paid	$4,749	$1,898	$—
Supplemental disclosures of noncash activities:
Cash not yet paid for acquired intangible asset	$2,000	$—	$—
Right-of-use asset obtained in exchange for new operating lease liabilities	$230	$2,554	$—
Cash not yet paid for license agreement milestone payment	$—	$20,000	$—

The accompanying notes are an integral part of these financial statements.

Day One Biopharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

1. Description of Business and Organization

Organization and Business

Day One Biopharmaceuticals, Inc., or the Company, is a biopharmaceutical company dedicated to developing and commercializing targeted therapies for people of all ages with life-threatening diseases. The Company was founded in November 2018 and is headquartered in Brisbane, CA.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. In the year ended December 31, 2025, the Company formed a wholly owned subsidiary, which was a dormant shell with no material balances or activity. Accordingly, as of and for the year ended December 31, 2025, the consolidated financial statements include the accounts of the Company and its subsidiary. As the subsidiary was not in existence as of December 31, 2024 or December 31, 2023, the financial statements for those periods do not reflect consolidation. All intercompany transactions and balances have been eliminated in consolidation.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASU, of the Financial Accounting Standards Board, or FASB.

Certain prior period amounts in the Notes to the Consolidated Financial Statements have been reclassified to conform to the current period's presentation. These reclassifications did not affect the prior period's total assets, liabilities, stockholders' equity, net loss or cash flows. Specifically, the reclassifications separately present cost of product revenue and cost of license revenue in the consolidated statements of operations and accrued rebates, accrued royalties and accrued federal and state taxes within Note 5.

Going Concern

The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Topic 205-40, Presentation of Financial Statements—Going Concern, which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that its annual and interim financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. Determining the extent, if any, to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by management. Based on the Company's current liquidity and projected operating results, management has concluded that the Company has sufficient resources to fund operations for at least one year from the issuance of these financial statements and that no substantial doubt exists about its ability to continue as a going concern.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. Amounts on deposit may at times exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and short-term investments that are recorded on its consolidated balance sheets. Per policy, the Company mitigates its risk by investing in high-grade instruments and limiting the concentration in any one non-United States government or government backed issuer, which limits its exposure. The Company has not experienced any losses on its cash, cash equivalents and short-term investments.

For the year ended December 31, 2025, two individual customers accounted for 97.6% of total net product revenue, with these individual customers representing 66.7% and 30.9% of the Company's total net product revenue. As of December 31, 2025, two customers accounted for 94.6% of the accounts receivable balance, with these individual customers representing 67.4% and 27.2% of the accounts receivable balance. No other individual customers account for more than 10.0% of net product revenue or accounts receivable. The Company monitors the financial condition of its customers so that it can appropriately respond to changes in their creditworthiness. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable.

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

Accounts Receivable, Net

Accounts receivable, net consists of trade receivables which are amounts due from the Company's specialty pharmacy and specialty distributor customers related to product sales. The Company records trade receivables net of discounts, chargebacks, and any allowances for potential credit losses. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. The payment history of the Company’s customers will be considered in future assessments of collectability as these patterns are established over a longer period of time. For the year ended December 31, 2025, the Company did not record any expected credit losses related to outstanding accounts receivable.

Inventory

The Company began capitalizing inventory for OJEMDA upon approval by the U.S. Food and Drug Administration, or FDA, in April 2024. OJEMDA is approved for the treatment of patients 6 months of age and older with relapsed or refractory low-grade glioma, or pLGG, harboring a BRAF fusion rearrangement, or BRAF V600 mutation. Prior to regulatory approval, all direct and indirect manufacturing costs were charged to research and development expense in the period incurred.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product revenue. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of product revenue in the consolidated statements of operations. There were no expenses recorded for excess inventory or other impairments during the year ended December 31, 2025.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets ranging from three to five years, and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. As of December 31, 2025 and 2024, property and equipment, net was not material. Depreciation expense for each of the years ended December 31, 2025, 2024, and 2023 was immaterial.

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

Intangible Assets, Net

Upon FDA approval and commercial launch of OJEMDA in April 2024, the Company capitalized the $9.0 million milestone payment to Viracta Therapeutics, Inc. (f/k/a Sunesis Pharmaceuticals, Inc.), or Viracta, for a specified regulatory milestone as a finite-lived intangible asset. Upon the sale of the Priority Review Voucher, or PRV, in May 2024 to fully satisfy PRV-related obligations of the Company's license agreement with Viracta, dated December 16, 2019, as amended, the Company capitalized the $8.1 million payment to Viracta as a finite-lived intangible asset. Upon FDA approval of FoundationOne CDx as a Companion Diagnostic for OJEMDA in January 2025, the Company capitalized the $5.5 million milestone payment to Foundation Medicine, Inc. as a finite-lived intangible asset. The intangible assets will be amortized on a straight-line basis over each of the estimated useful life of the underlying intellectual properties ranging from 6.6 years to 7.3 years. Amortization expense will be recorded as cost of product revenue.

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

Under the terms of the Ipsen License Agreement, (i) Ipsen paid the Company an upfront license fee in the amount of $70.8 million and (ii) Ipsen Biopharmaceuticals, Inc., or the Investor, a fully-owned United States affiliate of Ipsen, purchased 2,341,495 shares of the Company’s common stock in a private placement for $40.0 million, at a price per share representing a 17.0% premium to the volume weighted average price, or VWAP, of the Company’s common stock as traded on The Nasdaq Stock Market LLC for the ten consecutive trading days prior to and including the date of the Company’s public release of U.S. GAAP revenue for the quarter ended June 30, 2024 on July 30, 2024, or the Revenue Release, and the ten consecutive trading days following the Revenue Release, in accordance with the terms set forth in an investment agreement by and between the Company and the Investor dated July 23, 2024. The Company is also eligible to receive up to approximately $375.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date, as well as tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement.

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

Cost of License Revenue

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
•
Expected Volatility—Due to our limited operating history and a lack of sufficient company-specific historical and implied volatility data, we have based our estimate of expected volatility on a blended volatility of the volatility of our stock price following our IPO and the historical volatility of a group of industry peers that are publicly traded. We will continue to utilize this blended approach to estimate volatility until a sufficient amount of historical information regarding the volatility of our own stock is available.
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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants, but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. Common stock equivalents outstanding are comprised of stock options, unvested restricted stock awards, restricted stock units, and shares committed under the employee stock purchase plan and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures by requiring disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025, resulting in enhanced income tax disclosures.

3. Recurring Fair Value Measurements

The following table sets forth the Company’s financial instruments as of December 31, 2025 and 2024, which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$35,578	$—	$—	$35,578
U.S. treasury securities	—	104,428	—	104,428
U.S. government agency securities	—	139,607	—	139,607
Total assets measured at fair value	$35,578	$244,035	$—	$279,613

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$16,728	$—	$—	$16,728
U.S. treasury securities	—	311,487	—	311,487
U.S. government agency securities	—	183,375	—	183,375
Total assets measured at fair value	$16,728	$494,862	$—	$511,590

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

There were no assets or liabilities classified as Level 3 as of December 31, 2025 and 2024.

There were no transfers between Level 1, Level 2 or Level 3 categories during the periods presented.

The following tables summarize the estimated fair value of the Company's cash equivalents, available-for-sale securities classified as short-term investments, and associated unrealized gains and losses (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$35,578	$—	$—	$35,578
Total cash equivalents	35,578	—	—	35,578

Short-term investments
U.S. government agency securities	139,578	30	(1)	139,607
U.S. treasury securities	104,392	36	—	104,428
Total short-term investments	$243,970	$66	$(1)	$244,035

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$16,728	$—	$—	$16,728
U.S. government agency securities	75,163	—	—	75,163
U.S. treasury securities	12,947	—	—	12,947
Total cash equivalents	104,838	—	—	104,838

Short-term investments
U.S. government agency securities	108,210	13	(11)	108,212
U.S. treasury securities	298,457	85	(2)	298,540
Total short-term investments	$406,667	$98	$(13)	$406,752

The following table summarizes the maturities of our cash equivalents and available-for-sale securities (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
Mature in one year or less	$279,548	$279,613
Total	$279,548	$279,613

	December 31, 2024
	Amortized Cost	Fair Value
Mature in one year or less	$511,505	$511,590
Total	$511,505	$511,590

The Company regularly reviews the changes to the rating of its securities and monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2025 and 2024, there were no securities that were in an unrealized loss position for more than 12 months. As of December 31, 2025 and 2024, the unrealized losses, if any, on the Company’s short-term investments were primarily caused by interest rate increases. The Company does not expect the issuers to settle any security at a price less than the amortized cost basis of the investment with the contractual cash flows of these investments guaranteed by the issuer. No allowance for credit losses has been recorded since it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis. Realized gains and losses were immaterial for the years ended December 31, 2025 and 2024.

4. Inventory

Inventory consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$—	$—
Work-in-process	4,333	2,448
Finished goods	1,993	873
Total inventory	$6,326	$3,321

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product revenue. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of product revenue in the consolidated statements of operations. There were no expenses recorded for excess inventory or other impairments during the years ended December 31, 2025 and 2024.

5. Consolidated Balance Sheet Items

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid research and development expenses	$6,464	$8,216
Prepaid insurance	781	830
Other prepaid expenses and other assets	3,680	4,367
Total prepaid expenses and other current assets	$10,925	$13,413

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued research and development expenses	$24,406	$18,760
Accrued payroll related expenses	9,515	13,943
Accrued rebates	9,454	4,518
Accrued professional service expenses	5,997	3,758
Accrued milestone payment	2,000	20,000
Accrued royalties	2,571	1,443
Accrued federal and state payables	—	4,966
Other accrued expenses and other current liabilities	672	1,237
Total accrued expenses and other current liabilities	$54,615	$68,625

6. Intangible Assets

Intangible assets, net consisted of the following:

	December 31, 2025	December 31, 2024
Intangible assets with finite lives:
License agreement milestone payments	$14,500	$9,000
PRV-related obligation payment	8,100	8,100
Intangible assets, gross	22,600	17,100
Less: accumulated amortization	(4,580)	(1,470)
Intangible assets, net	$18,020	$15,630

For the years ended December 31, 2025, 2024, and 2023, the Company incurred amortization expense of $3.1 million, $1.5 million, and $0, respectively.

The estimated aggregate amortization expense for amortizable finite-lived intangible assets as of December 31, 2025 is as follows:

Year Ending December 31,	Estimated Amortization Expense
2026	$3,180
2027	3,180
2028	3,180
2029	3,180
2030	3,180
Thereafter	2,120
Total future expected amortization expense	$18,020

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

License agreement with XOMA

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

On April 23, 2024, the FDA approved OJEMDA (a tablet formulation and powder solution formulation of tovorafenib) for the treatment of patients 6 months of age and older with relapsed or refractory pLGG harboring a BRAF fusion or rearrangement, or BRAF V600 mutation. The indication was approved under accelerated approval based on response rate and duration of response. With the approval, the Company received a rare pediatric disease PRV from the FDA. The Company made a $9.0 million milestone payment to Viracta in May 2024 for the achievement of this milestone. The $9.0 million milestone was accounted for as a finite-lived intangible asset and will be amortized over the life of the underlying asset. Related amortization expense will be recorded as cost of product revenue in the Company’s consolidated statements of operations.

On May 29, 2024, the Company sold its rare pediatric disease PRV for $108.0 million to an undisclosed buyer. As part of the transaction, $8.1 million of the total consideration received from the sale of the rare pediatric disease PRV was paid to Viracta to fully satisfy PRV-related obligations under the Viracta License Agreement and was capitalized as a finite-lived intangible asset, which will be amortized on a straight-line basis over its estimated useful life. The gross proceeds of $108.0 million were recorded as a gain from sale of priority review voucher in the accompanying consolidated statements of operations during the year ended December 31, 2024. As of December 31, 2025, the unamortized finite-lived intangible asset was $6.3 million. Related amortization expense will be recorded as cost of product revenue in the Company’s consolidated statements of operations.

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

On March 27, 2025, Ipsen received validation of its completed submission of the Marketing Authorization Application to the European Medicines Agency, or EMA, for tovorafenib for the treatment of patients with relapsed or refractory pLGG. Ipsen anticipates a regulatory decision in 2026. As a result, the Company paid $4.0 million to XOMA for the achievement of this milestone in March 2025, which was recorded as research and development expense.

On November 26, 2025, the Company achieved a regulatory milestone related to tovorafenib for the treatment of patients with relapsed or refractory pLGG. As a result, the Company paid $2.0 million to XOMA for the achievement of this milestone in December 2025, which was recorded as research and development expense.

As of December 31, 2025, the Company could be required to make additional milestone payments of up to $34.0 million upon achievement of specified development and regulatory milestones for each licensed product in two indications, with milestones payable for the second indication upon achievement of a specified milestone event being lower than milestones payable for the first indication. Commencing with the first commercial sale of OJEMDA in a country, the Company is obligated to pay tiered royalties ranging in the mid-single-digit percentages on net sales of licensed products. The obligation to pay royalties will end on a country-by-country and licensed product-by-licensed product basis commencing on the first commercial sale in a country and continuing until the later of: (i) the expiration of the last valid claim of the XOMA licensed patents, jointly owned collaboration patents or specified patents owned by the Company covering the use or sale of such product in such country, (ii) the expiration of the last statutory exclusivity pertaining to such product in such country or (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

In November 2023, the Company discontinued its monotherapy substudy due to a limited duration of response in this rare patient population despite observing responses with a generally well tolerated therapy. In July 2024, the Company informed Merck KGaA, Darmstadt, Germany that the Company decided to close the program because the benefit/risk profile, as well as the market opportunity, did not justify the significant investment required to continue the trial despite observing some clinical responses. In September 2025, the Company finalized the termination agreement with Merck KGaA, Darmstadt, Germany and concluded all activities.

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

In consideration for the rights granted under the MabCare License Agreement, the Company made a $55.0 million upfront payment in July 2024. The upfront payment was recorded as research and development expenses, as the technology and supplies licensed do not have an alternative future use. As of December 31, 2025, the Company could be required to make additional payments of $1,132.0 million based upon the achievement of specified development, regulatory, and commercial success-based milestones plus low-to-mid single-digit royalties on net sales outside of Greater China. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. In January 2025, the Company cleared the first cohort (a single-patient accelerated titration cohort) in the Phase 1a portion of the DAY301 Phase 1a/b clinical trial. The Company made a $20.0 million milestone payment to MabCare in January 2025, which was recorded as research and development expenses, for the achievement of this milestone.

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

As of December 31, 2025, the Company is also eligible to receive up to approximately $375.0 million in additional commercial launch and sales-based milestone payments based on exchange rates as of the reporting date. The Company is also entitled to tiered, double-digit royalty payments starting at mid-teens percentage of annual net sales of tovorafenib, subject to customary adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of tovorafenib in the applicable country.

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

The Company allocated the transaction price to the performance obligations based on their relative standalone selling price. The Company developed the estimated stand-alone selling price for each license using discounted cash flow models. In developing this estimate, the Company applied judgment in the determination of the assumptions relating to forecasted future revenues, the discount rate, and the probability of success. The stand-alone selling price for each of the research and development services was estimated based on the Company’s forecasted costs to be incurred to fulfill the obligations plus a reasonable margin. The portion of the transaction price allocable to the relapsed or refractory and front-line pLGG licenses to intellectual property was recognized as license revenue at the point in time in which Ipsen had the right to use the license/know-how, which occurred during the year ended December 31, 2024. The portion of the transaction price allocable to the relapsed or refractory, front-line and companion diagnostic research and development services performance obligations, as well as other services subsequently contracted by Ipsen with the Company on an ad-hoc basis that were not specifically identified as part of the Ipsen License Agreement and therefore considered separate performance obligations, will be recognized over time as the services are delivered based on costs incurred relative to the total estimated cost to deliver the services. During the years ended December 31, 2025, 2024, and 2023, the Company recognized $2.8 million, $73.9 million, and $0 of license revenue, respectively. As of December 31, 2025 and 2024, the undelivered relapsed or refractory, front-line and companion diagnostic research and development services included in current and non-current deferred revenue was $5.0 million and $4.8 million, respectively.

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

In June 2024, the Company entered into a lease agreement for approximately 19,000 square feet of general use office space in Brisbane, California. The agreement was determined to be a lease since the right to control the use of the identified asset was conveyed to the Company for a period of time in exchange for consideration. The term of the lease is approximately 7.4 years and commenced in August 2024. There is no option to extend the lease term nor is there an option to terminate the lease term prior to its expiration. The Company is obligated to pay monthly rent expense and its pro rata share of the landlord's operating expenses which include utilities, common area maintenance expenses, and property taxes. Such expenses are a non-lease component and a variable consideration and included in the Company's operating expenses as incurred. The Company concluded that this lease is an operating lease. The total payments for base rent over the term of the lease is approximately $4.4 million. Upon execution of the agreement, the Company paid a security deposit of approximately $86,000 classified as deposits and other long-term assets on the consolidated balance sheets.

The Company determined the lease incremental borrowing rate, or IBR, based on the information available at the applicable lease commencement date as the Company’s leases do not provide an implicit rate. The IBR is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment where the asset is located. As of December 31, 2025, the weighted-average remaining lease term and weighted-average discount rate were 5.7 years and 12.9%, respectively.

The Company’s leases do not require any contingent rental payments, impose financial restrictions, or contain any residual value guarantees.

Lease expense of right-of-use assets is recognized on a straight-line basis over the applicable lease term. Lease expense was $0.7 million, $0.6 million, and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million, $0.5 million, and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Variable payments expensed during the years ended December 31, 2025, 2024, and 2023 were immaterial.

As of December 31, 2025, the future lease obligations were as follows (in thousands):

Year Ending December 31,
2026	527
2027	543
2028	501
2029	711
2030	976
Thereafter	1,004
Total future minimum lease payments	4,262
Less: imputed interest	(1,469)
Present value of operating lease liabilities	2,793
Less: current portion of operating lease liabilities	(174)
Long-term portion of operating lease liabilities	$2,619

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations, and other third-party vendors for clinical trial, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with the exception of one vendor where certain costs are non-cancellable after the approval of the project. As of December 31, 2025 and 2024, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company entered into license agreements, as disclosed in Note 7, with various parties under which it is obligated to make contingent and non-contingent payments.

Purchase Commitments

To support product needs for OJEMDA, the Company entered into a manufacturing and supply agreement with Quotient Sciences - Philadelphia, LLC in July 2023 that requires the Company to meet minimum purchase obligations on an annual basis. The remaining amount of future minimum purchase obligations under the manufacturing and supply agreement over the next five years is approximately $10.6 million, in aggregate, as of December 31, 2025. For the year ended December 31, 2025, the Company has made $3.5 million of purchases under the purchase obligation.

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

Indemnification Agreements

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at its request in such capacities. There have been no claims to date, and the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of December 31, 2025 and 2024.

9. Common Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 500.0 million shares of common stock at a par value of $0.0001 per share. As of December 31, 2025, 102,982,700 shares of common stock were issued and outstanding.

The Company has reserved shares of common stock for future issuances as follows:

December 31, 2025
Common stock options issued and outstanding	13,143,198
Common stock available for future grants	5,953,189
Common stock available for ESPP	3,240,075
Restricted stock units issued and outstanding	2,450,320
Pre-funded warrants	827,586
Total	25,614,368

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

10. Share-based Compensation

Share-based compensation expense recorded in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development expense	$14,207	$16,710	$14,381
Selling, general and administrative expense	30,181	31,553	24,960
Total share-based compensation expense	$44,388	$48,263	$39,341

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

Stock Options

The following table provides a summary of stock option activity during the year ended December 31, 2025.

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	12,127,435	$16.50
Granted	3,357,298	$10.25
Exercised	(18,900)	$6.68		$61.8
Forfeiture	(2,322,635)	$16.47
Outstanding at December 31, 2025	13,143,198	$14.92	7.2	$2,332.2
Vested and expected to vest at December 31, 2025	13,143,198	$14.92	7.2	$2,332.2
Exercisable at December 31, 2025	8,714,981	$16.24	6.5	$187.5

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $0.1 million, $0.4 million and $0.6 million, respectively.

The total fair value of options that vested during the years ended December 31, 2025, 2024, and 2023 were $26.9 million, $33.3 million and $29.2 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2025, 2024, and 2023 were $6.65 per share, $9.22 per share, and $13.14 per share, respectively.

Unrecognized share-based compensation for stock options as of December 31, 2025 was $33.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards granted with the following assumptions:

Year Ended December 31,
	2025	2024	2023
Expected term (in years)	3.99 - 6.70	5.27 - 6.74	5.27 - 6.25
Expected volatility	68.30% - 75.65%	68.27% - 70.57%	68.74% - 81.98%
Risk-free interest rate	3.60% - 4.48%	3.43% - 4.47%	3.47% - 4.67%
Expected dividend yield	—	—	—

During the year ended December 31, 2025, the Company updated its methodology for estimating the expected volatility assumption used in the valuation of stock option awards to incorporate both the historical volatility of its common stock and the volatility of a group of publicly traded industry peers as the Company now has sufficient trading history for its common stock. This change provides a more representative measure of expected volatility by reflecting both Company-specific and market-based factors.

Option Repricing

On October 7, 2025, the board of directors and compensation committee of the board of directors, or the Compensation Committee, approved an option repricing, or the Repricing, of the outstanding stock options granted under the 2021 Plan held by certain then-current directors and employees, including the Company’s named executive officers, or Eligible Participants, effective November 6, 2025 (the second full business day following the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025), or the Effective Date. The board of directors approved the Repricing, upon the recommendation of the Compensation Committee, in order to retain and motivate key contributors of the Company without incurring dilution resulting from significant additional equity grants to the Company’s employees or significant additional cash expenditures resulting from cash compensation.

On the Effective Date, the exercise price of outstanding stock option granted under the 2021 Plan held by 165 Eligible Participants providing services with an exercise price per share greater than $8.99 (the closing trading price of a share of the Company’s common stock on the Nasdaq Stock Market on the Effective Date), or the Repriced Options, was repriced to $8.99 per share, or the New Exercise Price.

In order to exercise the Repriced Options at the New Exercise Price, Eligible Participants are required to remain in service with the Company through the Retention Period (as defined herein). The “Retention Period” begins on the Effective Date and ends on the earlier of (i) the one-year anniversary of the Effective Date; or (ii) a Corporate Transaction (as defined in the 2021 Plan). However, if the Retention Period is not satisfied, the Eligible Participant will be required to pay to the Company an additional amount equal to the difference between the New Exercise Price and the original exercise price of the corresponding option upon exercise of the option; provided that the additional premium payment will not be required if the Eligible Participant’s service to the Company is terminated by reason of death or Disability (as defined in the 2021 Plan).

The Repricing resulted in $13.7 million of incremental stock compensation expense, which was calculated using the Black-Scholes option-pricing model. $2.9 million of the incremental compensation cost related to unvested stock options as of the Effective Date that will be recognized on a straight line basis over the remaining requisite service period of the respective option. $10.8 million of incremental compensation cost related to vested stock options will be recognized on a straight line basis over the remaining Retention Period of the repriced options.

Of the incremental compensation cost, $1.9 million was recognized in the year ended December 31, 2025.

Restricted Stock Units

The following table provides a summary of restricted stock units activity under the 2021 Plan during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2024	1,774,287	$15.58
Granted	1,990,200	$10.38
Vested	(950,692)	$14.71
Forfeiture	(363,475)	$14.14
Unvested restricted stock units at December 31, 2025	2,450,320	$11.91

Unamortized share-based compensation for restricted stock units as of December 31, 2025 was $26.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Awards

The following table provides a summary of the unvested common stock awards activity during the year ended December 31, 2025.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested common stock as of December 31, 2024	82,281	$16.00
Vested	(81,546)	$16.00
Forfeiture	(735)	$16.00
Unvested common stock as of December 31, 2025	—	$—

As of December 31, 2025, there is no unamortized share-based compensation for restricted stock awards.

2021 Employee Stock Purchase Plan

In May 2021, the board of directors adopted and the stockholders approved the 2021 Employee Stock Purchase Plan, or the ESPP, which became effective on May 26, 2021. A total of 603,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of the common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, by the lesser of: (a) 1% of the total number of outstanding shares of common stock of the Company (on an as converted basis outstanding on the immediately preceding December 31 (rounded down to the nearest whole share)) and (b) an amount determined by the board of directors. 615,666 shares have been issued under the ESPP as of December 31, 2025. The Company recognized $0.5 million, $0.8 million, and $0.8 million of compensation expense related to the ESPP plan for the years ended December 31, 2025, 2024, and 2023, respectively.

11. Net Loss Per Share

Pre-funded warrants are exercisable for shares of the Company’s common stock at a nominal exercise price and may be exercised at any time. As the remaining exercise price is insignificant and there are no substantive conditions that would preclude exercise, the pre-funded warrants are considered outstanding for purposes of calculating weighted-average shares outstanding. Accordingly, the shares underlying the pre-funded warrants are included in the weighted-average number of common shares used in computing net loss per share. Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net loss	$(107,322)	$(95,496)	$(188,917)
Net loss per share, basic and diluted	$(1.04)	$(1.02)	$(2.37)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	103,205,703	93,234,195	79,773,004

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Twelve Months Ended December 31,
	2025	2024	2023
Stock options	13,143,198	12,127,435	10,068,258
Unvested common shares	—	82,281	747,679
Restricted stock units	2,450,320	1,774,287	984,920
Shares committed under ESPP	115,957	113,296	104,700
Total	15,709,475	14,097,299	11,905,557

12. Income Taxes

For the years ended December 31, 2025, 2024 and 2023, income tax benefit (expense) totaled $2.0 million, $(7.1) million and $0, respectively, and consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current
US
Federal	$773	$(1,953)	$—
State and local	1,203	(5,191)	—
Total current	1,976	(7,144)	—
Deferred
US
Federal	—	—	—
State and local	—	—	—
Total deferred	—	—	—
Income tax benefit (expense)	$1,976	$(7,144)	$—

Rate Reconciliation

Reconciliations between taxes at the U.S. federal statutory tax rate and taxes at our effective income tax rate on earnings before income taxes for the year ended December 31, 2025 are as follows (in thousands):

	Year Ended December 31,
	2025
U.S. federal statutory tax rate	$22,952	21.0%
State and local income taxes, net of federal income tax effect (a)	981	0.9%
Tax credits
Research and development tax credit	3,018	2.8%
Orphan drug credit	8,804	8.1%
Changes in valuation allowances	(29,582)	(27.1)%
Nontaxable or nondeductible items
Share-based compensation	(3,735)	(3.4)%
Changes in unrecognized tax benefits	(671)	(0.6)%
Other adjustments	209	0.1%
Effective tax rate	$1,976	1.8%

(a) For 2025, state and local taxes in New York made up the majority (greater than 50 percent) of the tax effect in this category.

The effective tax rate of the Company’s benefit (provision) for income taxes differs from the federal statutory rate for the years ended December 31, 2024 and 2023 as follows:

	Year Ended December 31,
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
State, net of federal benefit	28.9%	0.5%
Permanent items	(0.1)%	(0.3)%
Credits	19.3%	2.0%
Change in valuation allowance	(68.5)%	(21.5)%
Share-based compensation	(4.8)%	(1.7)%
Uncertain tax positions	(3.9)%	—
Total	(8.1)%	0.0%

Income Taxes Paid

Income taxes paid (net of refunds) are as follows (in thousands):

Year Ended December 31,
Cash paid for income taxes, net of refunds	2025
Federal	$750
State
Kentucky	2,090
Illinois	515
New York	871
North Carolina	526
Other	(3)
Total cash paid for income taxes, net of refunds	$4,749

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024	2023
Federal and state net operating loss carryforwards	$74,683	$34,577	$38,973
Capitalized R&D Section 174 Expense	39,842	63,487	34,938
Credits	33,970	22,038	10,338
Intangible asset basis	24,039	24,206	4,034
Share-based compensation	11,695	8,892	4,775
Other	3,812	3,986	1,397
Total deferred tax assets	188,041	157,186	94,455
Total deferred tax liabilities	(1,898)	(1,729)	(75)
Less: valuation allowance	(186,143)	(155,457)	(94,380)
Net deferred tax assets	$—	$—	$—

Valuation Allowance

Changes in the valuation allowance for deferred tax assets were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Valuation allowance as of beginning of year	$155,457	$94,380	$53,794
Increases recorded to income tax provision	30,686	61,077	40,586
Valuation allowance as of end of year	$186,143	$155,457	$94,380

The Company has not generated taxable income since inception with the exception of the year ended December 31, 2024. Due to its history of losses, expected future losses and lack of other positive evidence, the Company determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2025, 2024, and 2023. The Company increased the valuation allowance by $30.7 million, $61.1 million, and $40.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, the Company had federal net operating loss carryforwards, or NOLs, of $261.6 million that do not expire and federal tax credits of $39.6 million available to offset tax liabilities that begin to expire in 2041. The Company also has gross state NOLs of $248.1 million and state tax credits of $4.1 million which are available to offset state tax liabilities. The state NOLs begin to expire in 2038 and the state tax credits do not expire.

During the year ended December 31, 2025, the Company completed a Section 382 study to determine whether an ownership change per the provisions of Section 382 of the Internal Revenue Code, as amended (the Code) as well as similar state provisions, has occurred. The study concluded the Company underwent an ownership change during an earlier year as defined by the Code. However, based on the study, all of the tax attributes are fully available for use as of December 31, 2024. Any future ownership changes may limit the Company's ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

In accordance with the One Big Beautiful Bill Act (OBBBA), domestic Research and Experimental, or R&E, expenses under Internal Revenue Code Section 174A are allowed an immediate deduction. Under Section 174A, Companies may elect to deduct unamortized amounts paid or incurred in tax years beginning before January 1, 2025, over one or two tax years. The Company is electing to take the deduction over two years.

In accordance with the Tax Cuts and Jobs Act of 2017, foreign R&E expenses under Code Section 174 are required to be capitalized beginning in 2022. Foreign R&E expenses are required to be amortized over a period of 15 years.

Uncertain Tax Positions

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table reconciles the beginning and ending amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$6,372	$2,634	$2,535
Additions based on tax positions related to prior year	423	1,433	29
Additions based on tax positions related to current year	2,728	2,305	872
Reductions based on tax positions related to prior year	(469)	—	(802)
Reductions based on tax positions related to current year	—	—	—
Balance at end of year	$9,054	$6,372	$2,634

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits.

The Company files income tax returns in the U.S. federal, California and other state tax jurisdictions. The federal and state income tax returns from December 31, 2018 to December 31, 2024 remain subject to examination.

13. Defined Contribution Plan

The Company maintains an employee savings plan pursuant to Section 401(k) of the Code. All employees are eligible to participate provided that they meet the requirements of the plan. For the year ended December 31, 2025, 2024, and 2023, the Company made matching contributions of $1.9 million, $1.7 million, and $1.3 million, respectively.

14. Segment Reporting

The Company views its operations and manages its business in one operating and one reportable segment, which includes all activities dedicated to developing and commercializing targeted therapies for people of all ages with life-threatening diseases. The determination of a single operating segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker, or CODM. The Company’s CODM is its Chief Executive Officer, who reviews and evaluates net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods. Our CODM does not evaluate the operating segment using asset or liability information. The operating segment derives all net product revenues from the sales of OJEMDA in the United States through contractual arrangements with its specialty pharmacy and specialty distributor customers. All of the Company’s assets are located in the United States.

In addition to the significant expense categories included within net loss presented on the Company's consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses (in thousands):

	Year Ended December 31,
	2025	2024	2023
External costs:
Third-party CRO, CMO and other third-party clinical trial costs (1)	$87,511	$89,400	$71,294
License agreement related payments	6,000	80,000	8,000
Other research and development costs	7,691	8,949	8,465
Internal costs:
Employee related expenses	46,933	49,353	42,762
Total research and development expenses	$148,135	$227,702	$130,521

(1) Costs incurred under agreements with third-party CROs, CMOs, and other third parties that conduct clinical activities on the Company's behalf.

15. Subsequent Event

In November 2025, the Company and Mersana Therapeutics, Inc., or Mersana, entered into an Agreement and Plan of Merger, or the Merger Agreement. Pursuant to the Merger Agreement, the Company commenced a tender offer to acquire all of the issued and outstanding shares of common stock of Mersana, or the Target Shares, for (i) $25.00 net per Target Share, payable in cash, without interest plus (ii) one contingent value right per Target Share which represents the right to receive milestone payments of up to an aggregate of $30.25 per share in cash upon the achievement of certain specified milestones in accordance with the terms and subject to the conditions of a contingent value rights agreement.

On January 6, 2026, the transaction closed and the Company acquired all outstanding shares of Mersana common stock at a price of $25.00 per share in cash, plus one non-tradable CVR per share to receive certain potential milestone payments of up to an aggregate of $30.25 per CVR in cash, for total consideration of up to $55.25 per share in cash. The aggregate cash paid was approximately $128.8 million. The CVR is payable subject to certain terms and conditions of achievement of specified milestones. The transaction positions the Company for expansion of its oncology portfolio, adding emiltatug ledadotin, or Emi-Le, a potential first-in-class monotherapy for patients with adenoid cystic carcinoma, or ACC, an aggressive cancer with a well-defined patient population and high unmet need, most often arising from the salivary gland.

This transaction was a nonrecognized subsequent event that was not reflected in the Company's consolidated financial statements as of December 31, 2025. The Company expects to recognize a material amount of intangible assets and goodwill. The Company is unable to reasonably estimate the financial impact of this transaction, including the fair value of assets acquired and liabilities assumed, as the valuation process has not yet been finalized.

On February 18, 2026, the Company received notification that Janssen Biotech, Inc., or Janssen, achieved a development milestone under the Research Collaboration and License Agreement originally entered into between Mersana and Janssen, or the Janssen License Agreement, which was assumed by the Company in connection with the acquisition of Mersana. As a result of the milestone achievement, Janssen is obligated to make a payment of $8.0 million to the Company pursuant to the terms of the Janssen License Agreement.

In addition, pursuant to the Contingent Value Rights Agreement, dated January 6, 2026, or the CVR Agreement, by and between the Company and Computershare Trust Company, N.A., as rights agent, the achievement of this milestone entitles each holder of a CVR to receive a cash payment of $1.25 per CVR, subject to the terms and conditions of the CVR Agreement.

The milestone was achieved subsequent to December 31, 2025. Accordingly, this event represents a nonrecognized subsequent event and has not been reflected in the Company’s consolidated financial statements as of and for the year ended December 31, 2025.