Form 10-K/A
period 2025-12-31
Day One Biopharmaceuticals, Inc.
filed 2026-04-17
CIK 1845337

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of Registrant’s Common Stock outstanding as of April 15, 2026 was 103,334,169.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026 (the “Original Filing”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include the information required by Part II and Part III of Form 10-K that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2025. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred as of any date subsequent to the filing of the Original Filing.

Unless otherwise noted or the context indicates otherwise, the terms “Day One,” the “Company,” “we,” “us,” and “our” refer to Day One Biopharmaceuticals, Inc., a Delaware corporation, together with its consolidated subsidiaries.

As previously announced, on March 6, 2026, Servier Pharmaceuticals LLC, a Delaware limited liability company (“Parent”), Servier Detroit Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), Day One Biopharmaceuticals, Inc., a Delaware corporation (the “Company”), and Servier S.A.S., a French société par actions simplifiée, solely as a guarantor (“Guarantor”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

i

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities Authorized for Issuance under Equity Compensation Plans

For a description of our securities authorized for issuance under equity compensation plans, see Item 12 of Part III of this Amendment under the heading “Equity Compensation Plan Information,” which is incorporated by reference in response to this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board Composition

The directors and their ages, occupations and length of service on our board of directors (“Board” or “Board of Directors”) as of April 1, 2026 are provided in the table below and in the additional biographical descriptions set forth in the text below the table:

Name of Director	Age	Position	Director Since
Class I Directors:
Natalie Holles(1)	53	Director	February 2021
Garry Nicholson(1)(2)	71	Director	September 2022
Class II Directors:
Scott Garland(3)	57	Director	August 2021
William Grossman(1)	56	Director	January 2024
John Josey, Ph.D., M.B.A.(2)	65	Director	September 2020
Class III Directors:
Jeremy Bender, Ph.D., M.B.A.	54	Director	September 2020
Habib Dable, M.B.A.(2)(3)	56	Director	January 2024
Saira Ramasastry, M.S., M.Phil(3)	50	Director	March 2021

(1) Member of the compensation committee.

(2) Member of the nominating and corporate governance committee.

(3) Member of the audit committee.

Natalie Holles has served as a member of our board of directors since February 2021. From August 2021 through December 2025, she served as the Chief Executive Officer of Third Harmonic Bio, Inc. Prior to joining Third Harmonic, she served as President and Chief Executive Officer at Audentes Therapeutics, Inc., a biotechnology company focused on genetic medicines from January 2020 through March 2021, and prior to that served as their President and Chief Operating Officer beginning in May 2018, and Senior Vice President, Chief Operating Officer beginning in August 2015. Previously, Ms. Holles served as Senior Vice President, Corporate Development at Hyperion Therapeutics, Inc., a rare disease pharmaceutical company, from June 2013 through its acquisition by Horizon Pharma, plc in May 2015. From August 2012 until June 2013, Ms. Holles served as the Executive Vice President, Corporate Development at Immune Design, Inc., an immunotherapy company, and from December 2010 to June 2013, Ms. Holles served as an independent life sciences corporate development consultant. Earlier in her career, Ms. Holles served as the Vice President, Business Development at KAI Pharmaceuticals, Inc., which was acquired by Amgen in 2012, and previously held corporate development and commercial roles at InterMune, Inc (acquired by Roche) and Genentech, Inc. Ms. Holles also served on the board of directors of Renasant Bio, Inc. since October 2024, and previously served on the board of directors of Rubius Therapeutics, Inc., a biopharmaceutical company, from March 2019 to August 2022 and Allakos Inc., a biotechnology company, from December 2020 to July 2021. Ms. Holles holds a B.A. in Human Biology from Stanford University and an M.A. in Molecular, Cellular and Developmental Biology from the University of Colorado, Boulder, where she was a Howard Hughes Medical Institute Predoctoral Fellow. We believe Ms. Holles is qualified to serve on our board of directors because of her extensive operational and business development experience.

Garry Nicholson has served as chair of our board of directors since September 2022. From August 2015 to October 2016 he served as President and Chief Executive Officer of XTuit Pharmaceuticals, Inc., where he was also a member of the board of directors. Mr. Nicholson joined Pfizer, Inc. in May 2008 to lead the global oncology franchise, finishing his career there as President, Pfizer Oncology in April 2015. During his tenure at Pfizer, Mr. Nicholson served on the board of directors of the Pfizer Foundation and was a member of the company’s Portfolio, Strategy and Investment Committee, which set corporate research and development priorities and investment strategy. Prior to joining Pfizer, Mr. Nicholson worked at Eli Lilly and Company where he held roles of increasing responsibility, most recently as the Global Oncology Platform Leader. Mr. Nicholson served as Chair of the Board of Directors of G1 Therapeutics, Inc., beginning in June 2019 and as a director from September 2018 until it was acquired by Pharmacosmos in 2024. Mr. Nicholson currently serves as the chairman of the board of directors of Abdera Therapeutics Inc., a private biopharmaceutical company since October 2022. He is also currently a member of the board of directors of TScan Therapeutics, Inc., a biotechnology company, since 2024 and Avenzo Therapeutics, Inc., a biopharmaceutical company, since October 2024. From March 2020 to September 2023, Mr. Nicholson served on the board of directors of NextCure, Inc., a public biopharmaceutical company. From May 2017 to February 2021, Mr. Nicholson was a member of the board of directors of Five Prime Therapeutics, Inc. which was a public company until it was acquired by Amgen, and he previously served as a member of the board of directors of Tesaro, Inc., which was a public company until it was acquired by GlaxoSmithKline plc. Mr. Nicholson was also a member of the board of directors of Turning Point Therapeutics, Inc. from January 2020 to June 2022, which was a public company until it was acquired by Bristol Myers Squibb and a board member of SQZ Biotechnologies Company, a biotechnology company, from December 2015 to March 2020. Mr. Nicholson received a B.S. in Pharmacy from the University of North Carolina at Chapel Hill and an M.B.A. from the University of South Carolina. We believe Mr. Nicholson is qualified to serve on our board of directors because of his extensive leadership history as well as broad experience within the biopharmaceutical industry.

Scott Garland has served as a member of our board of directors since August 2021. Mr. Garland was Chief Executive Officer of PACT Pharma, Inc., an immune-oncology company, from March 2021 to February 2023. Prior to joining PACT, Mr. Garland was President, CEO and a member of the board of Portola Pharmaceuticals, Inc. prior to its merger with Alexion Pharmaceuticals, Inc. in July 2020. Prior to Portola, Mr. Garland served as President of Relypsa Inc., a biopharmaceutical company, from April 2017 to October 2018, and as Senior Vice President and Chief Commercial Officer from November 2014 to April 2017. From October 2011 to October 2014, Mr. Garland served as Executive Vice President and Chief Commercial Officer of Exelixis, Inc., a biopharmaceutical company focused on developing and commercializing cancer treatments. From April 2002 to October 2011, Mr. Garland held positions at Genentech, Inc., a biopharmaceutical company, most recently serving as Vice President of Genentech’s Avastin® franchise, where he led the U.S. sales and marketing efforts for the drug. Prior to that position, he served as Vice President, Hematology Marketing and Sales, overseeing the Rituxan® franchise and as a Marketing Director on the Tarceva® franchise. From July 1997 to April 2002, Mr. Garland held several positions within the sales and marketing division of Amgen, Inc., a biotechnology company, and from July 1991 to July 1995, he served as a professional sales representative at Merck & Co., Inc., a biopharmaceutical company. Mr. Garland serves on the board of directors of ALX Oncology Holdings Inc. since November 2022, Olema Pharmaceuticals, Inc. since October 2023, LB Pharmaceuticals Inc. since March 2024, Hexagon Bio Inc. since September 2025 and Enliven Therapeutics, Inc. since January 2026. Mr. Garland previously served on the board of directors of Karyopharm Therapeutics, Inc., from November 2014 to June 2020 and Calithera Biosciences, Inc. from July 2020 to December 2023. Mr. Garland holds an M.B.A. from Duke University’s Fuqua School of Business and a B.S. from California Polytechnic University (San Luis Obispo). We believe Mr. Garland is qualified to serve on our board of directors because of his experience in the biopharmaceutical industry and his commercial and executive leadership experience.

William Grossman, M.D., Ph.D., has served as a member of our board of directors since January 2024. Dr. Grossman currently serves as Co-Founder and Head of Research & Development of Oncko, Inc., a pharmaceutical drug development company, since November 2024. He is also the Founder of Grossman Biotech & Pharma Consulting, LLC, a consulting firm which offers fractional CMO services to biotechnology and venture capital/private equity organizations, since February 2019. Previously, he served as Senior Vice President and Oncology Therapeutic Area Head of Clinical Development at Gilead Sciences, Inc., a biopharmaceutical company, from August 2021 to August 2024. Prior to that, he held Chief Medical Officer roles at Arcus Biosciences, Inc. from April 2019 to August 2021 and Bellicum Pharmaceuticals, Inc. from February 2018 to April 2019. He has held additional leadership roles at Merck & Co., Baxter International Inc., Bio-Thera Solutions Inc., AbbVie Inc. and Genentech/Roche between 2008 and 2018. He also served at the Children’s Hospital of Wisconsin/Medical College of Wisconsin as Founder and Medical Director of the Clinical Immunodiagnostic and Research Laboratory, Professor for Microbiology and Genetics and Director of the Bone Marrow Transplant Division for the Immunodeficiency Transplant Program from 2004 to 2008. Dr. Grossman has served on the board of directors of enGene Holdings Inc. since July 2025. Dr. Grossman received his M.D. and Ph.D. in Immunology from Washington University School of Medicine’s Medical Scientist Training Program and completed his medical and postdoctoral training in the Divisions of Pediatrics and Medicine at Washington University School of Medicine. We believe Dr. Grossman is qualified to serve on our board of directors because of his medical training and extensive leadership experience in the biotechnology industry.

John Josey, Ph.D., M.B.A. has served as a member of our board of directors since September 2020. He has been a Venture Partner with The Column Group since March 2020. He previously served as President and Chief Executive Officer, and as a member of the board of directors of Peloton Therapeutics, Inc., a biotechnology company focused on oncology drug discovery and development, from August 2013 until its acquisition by Merck in July 2019. Further, from June 1998 to August 2011, Dr. Josey served in various positions of leadership at Array Biopharma, Inc., a biotechnology company, including as the Vice President of Discovery Chemistry. Dr. Josey’s previous experience within the biotechnology industry also includes serving as a scientist at Amgen, Inc. and the Glaxo Research Institute. Dr. Josey currently serves on the board of directors for private biotechnology companies, Accent Therapeutics, Inc., Atavistik Bio, Inc., Circle Pharma, Inc., Nura Bio, Inc. Reina Bio, Inc., and Tortugas Neurosciences, Inc. Dr. Josey currently serves on the board of directors of biotechnology companies Tortugas Neurosciences, Inc., since April 2025, Atavisk Bio, Inc., since January 2022 and Circle Pharma, Inc., since May 2020. Dr. Josey received a B.S. in chemistry from Colorado State University, an M.B.A. from the University of Colorado and a Ph.D. in organic chemistry from the University of Texas at Austin. He was a Damon Runyon-Walter Winchell postdoctoral fellow at the California Institute of Technology. We believe Dr. Josey is qualified to serve on our board of directors because of his operational perspective and his broad experience within the biotechnology industry, particularly in the area of drug discovery and development.

Jeremy Bender, Ph.D., M.B.A. has served as our Chief Executive Officer, President and a member of our board of directors since September 2020. Prior to joining Day One, Dr. Bender was Vice President of Corporate Development at Gilead Sciences, Inc., a pharmaceutical company, from March 2018 to September 2020. Prior to that, he was Chief Operating Officer of Tizona Therapeutics, Inc. from July 2015 to March 2018 and Chief Business Officer of Sutro Biopharma, a biotechnology company specializing in cancer and autoimmune therapeutics, from October 2012 to July 2015. Prior to joining Sutro Biopharma, Inc., he was Vice President of Corporate Development at Allos Therapeutics Inc., a biotechnology company focused on cancer treatments, from January 2006 to September 2012. Dr. Bender began his career in the life sciences practice at Boston Consulting Group, a management consulting company. Dr. Bender also sits on the board of Mereo BioPharma Group plc, a biotechnology company, since October 2020 as an independent board member. From October 2023 to June 2024, Dr. Bender also served as a director of Fusion Pharmaceuticals, Inc., a biopharmaceutical company. Dr. Bender holds a B.S. in Biological Sciences from Stanford University, a Ph.D. in Microbiology and Immunology from the University of Colorado, and an M.B.A. from the MIT Sloan School of Management. We believe that Dr. Bender’s experience as our Chief Executive Officer and President and history of leadership in the biopharmaceutical field qualifies him to serve on our board of directors.

Habib Dable, has served as a member of our board of directors since January 2024. Mr. Dable serves as a part-time advisor at RA Capital Management, L.P., a multi-stage investment management firm that invests in public and private healthcare and life science companies, since April 2022 and previously served as President and Chief Executive Officer of Acceleron Pharma Inc., a biopharmaceutical company, from December 2016 to November 2021, when it was acquired by Merck. Prior to joining Acceleron in 2016, Mr. Dable served as President of U.S. Pharmaceuticals at Bayer AG. During his 22-year tenure there, Mr. Dable held positions of increasing responsibility. In addition to President of U.S. Pharmaceuticals, he also served as Executive Vice President, Global Head Specialty Medicine; Vice President, Ophthalmology, Global Launch Team Head, EYLEA®, Global Head, Neurology and Ophthalmology and Vice President, Regional Head, Hematology and Cardiology. Mr. Dable’s earlier experience at Bayer AG includes various strategic and commercial positions in the USA, Japan and Canada. Mr. Dable has served on the board of directors of Spyglass Therapeutics, Inc., Relay Therapeutics, Inc. and PepGen Inc. since February 2026, November 2025 and September 2022, respectively. He previously served on the board of directors of Blueprint Medicines Corp. from June 2022 to July 2025, Aerovate Therapeutics, Inc. from July 2023 to April 2025, and Albireo Pharma, Inc. from August 2022 to March 2023. Mr. Dable received a B.B.A. and M.B.A. from the University of New Brunswick in Canada. We believe Mr. Dable is qualified to serve on our board of directors because of his extensive operational and commercial experience in the biotechnology industry.

Saira Ramasastry, M.S., M.Phil. has served as a member of our board of directors since March 2021. Ms. Ramasastry is the Managing Partner of Life Sciences Advisory, LLC, since April 2009, a company that she founded to provide strategic advice, business development solutions and innovative financing strategies for the life sciences industry. She has also served as Co-Founder and Chief Operating Officer of Sanacor Inc. since April 2022. From August 1999 to March 2009, Ms. Ramasastry was an investment banker with Merrill Lynch & Co., Inc. where she helped establish the biotechnology practice and was responsible for origination of mergers and acquisitions, strategic and capital markets transactions. Prior to joining Merrill Lynch she served as a financial analyst in the mergers and acquisitions group at Wasserstein Perella & Co., an investment banking firm, from July 1997 to September 1998. Ms. Ramasastry has served on the boards of directors of Vir Biotechnology, Inc., since September 2019, Glenmark Pharmaceuticals, Ltd., since April 2019, and Mirum Pharmaceuticals, Inc., since June 2022. Ms. Ramasastry previously served on the board of directors of Akouos, Inc. from 2020 until it was acquired by Eli Lilly & Company in December 2022, and Sangamo Therapeutics from June 2012 until May 2022. Ms. Ramasastry received her B.A. in Economics with honors and distinction and an M.S. in Management Science and Engineering from Stanford University, as well as an M. Phil. in Management Studies from the University of Cambridge where she is a guest lecturer for the Masters of Bioscience Enterprise Programme. Ms. Ramasastry is also a Health Innovator Fellow of the Aspen Institute and a member of the Aspen Global Leadership Network. We believe Ms. Ramasastry is qualified to serve on our board of directors because of her extensive experience within the biotechnology industry and her operational and business development experience.

There are no family relationships among our directors and executive officers.

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Each of these committees has a written charter approved by our board of directors. Copies of the charters for each committee are available without charge on our website, located at https://ir.dayonebio.com under “Documents & charters” in the “Corporate Governance” section. Members serve on these committees until their resignations or until otherwise determined by our board of directors.

Audit Committee

Our audit committee is composed of Scott Garland, Habib Dable and Saira Ramasastry. Ms. Ramasastry is the chair of our audit committee. The members of our audit committee meet the independence requirements under Nasdaq and SEC rules and regulations. Each member of our audit committee is financially literate. In addition, our board of directors has determined that Ms. Ramasastry is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than those generally imposed on other members of our audit committee and our board of directors. Our audit committee is responsible for, among other things:

•
selecting and hiring our independent registered public accounting firm;
•
the qualifications, independence and performance of our independent auditors;
•
the preparation of the audit committee report to be included in this Amendment;
•
our compliance with legal and regulatory requirements;
•
our accounting and financial reporting processes, including our financial statement audits and the integrity of our consolidated financial statements;
•
our controls and procedures for mitigating cybersecurity and other information technology risks, including our plans to respond to data breaches; and
•
reviewing and approving related-person transactions.

Compensation Committee

Our compensation committee is composed of Natalie Holles, William Grossman and Garry Nicholson. Ms. Holles is the chair of our compensation committee. The members of our compensation committee meet the independence requirements under Nasdaq and SEC rules and regulations. Each member of this committee is also a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act. Our compensation committee is responsible for, among other things:

•
evaluating, recommending, approving and reviewing executive officer compensation arrangements, plans, policies and programs;

•
evaluating and recommending non-employee director compensation arrangements for determination by our board of directors;
•
the preparation of the compensation committee report to be included in our annual proxy statement;
•
administering our cash-based and equity-based compensation plans; and
•
overseeing our compliance with regulatory requirements associated with the compensation of directors, officers and employees.

Our board of directors has also established an equity granting committee that is composed of our Chief Executive Officer to make ordinary course equity awards grants to employees that are not our executive officers or non-employee directors, subject to certain limitations on the equity grant amounts per grantee and aggregate grant amounts.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Garry Nicholson, John Josey and Habib Dable. Dr. Josey is the chair of our nominating and corporate governance committee. The members of our nominating and corporate governance committee meet the independence requirements under Nasdaq and SEC rules and regulations. Our nominating and corporate governance committee is responsible for, among other things:

•
identifying, considering and recommending candidates for membership on our board of directors;
•
developing and recommending corporate governance guidelines and policies for the company;
•
overseeing the evaluation our board of directors and its committees;
•
advising our board of directors on corporate governance matters;
•
assisting our board of directors in overseeing and advising the board of directors on any related matters required by the federal securities laws; and
•
assisting the board of directors in overseeing any company program relating to corporate responsibility and sustainability.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers, employees, consultants and contractors. Our Insider Trading Policy also provides that we will not transact in any of our own securities unless in compliance with U.S. securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. The policy prohibits the unauthorized disclosure of any material nonpublic information acquired in the workplace and the misuse of material nonpublic information in securities trading. The policy also includes specific provisions which bar covered persons from hedging and pledging our securities. Additionally, covered persons are barred from engaging in transactions in publicly traded options, such as puts and calls, and other derivative securities with respect to our securities. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to the Original Filing.

Code of Business Conduct and Ethics

Our board of directors has adopted a written, comprehensive Code of Business Conduct and Ethics that applies to all of the members of our board of directors, officers, employees, consultants and contractors. All such individuals are trained in and affirm compliance with our comprehensive Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is available without charge on our website, located at https://ir.dayonebio.com under “Documents & charters” in the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

Executive Officers

The following table sets forth certain information concerning our executive officers as of the date of this Amendment:

Name	Age	Position(s)
Jeremy Bender, Ph.D., M.B.A.	54	Chief Executive Officer, President and Director
Charles York II, M.B.A.	49	Chief Operating Officer and Chief Financial Officer
Adam Dubow	59	General Counsel, Chief Compliance Officer and Secretary
Lauren Merendino, M.B.A.	51	Chief Commercial Officer
Michael Vasconcelles, M.D.	62	Head of Research and Development

Our board of directors chooses executive officers, who then serve at the discretion of our board of directors. There is no family relationship between any of the directors or executive officers and any of our other directors or executive officers.

Dr. Bender’s biography is included above under the section titled “Board Composition” with the biographies of the other members of the Board. Biographies for our other executive officers are below.

Charles York joined Day One in 2021. He has over 20 years of experience in corporate finance in public and private enterprises in transactional and strategic capital formation roles, notably, operations, corporate and business development in the biotechnology industry. Previously, Mr. York served as Chief Financial Officer and Head of Corporate Development of Aeglea Biotherapeutics, Inc., a biotechnology company specializing in rare metabolic disease, where he led capital formation and allocation, investor relations, and corporate development from September 2015 to February 2021, after joining Aeglea as Vice President, Finance, in July 2014. Before Aeglea, Mr. York held financial management roles in the life science, pharmaceutical and technology industries and began his career at PricewaterhouseCoopers LLP. Mr. York is a CPA in the state of Arizona (inactive) and received a B.S. in Accounting from the University of Connecticut and an M.B.A. from the McCombs School of Business at the University of Texas at Austin.

Adam Dubow has served as our General Counsel since October 2022. Prior to joining Day One, Mr. Dubow held various leadership roles at Bristol Myers Squibb, a pharmaceutical company, from 1999-2021, including serving as the Senior Vice President and Chief Compliance and Ethics Officer from June 2018 to December 2021. From 2015 to 2018, Mr. Dubow served as Lead Counsel for the Global Research and Development organization at Bristol Myers Squibb. Prior to this role, he directed the Legal Teams for the Europe, Middle East & Africa, as well as the Asia Pacific and Japan Regions. From August, 1991 to September, 1999, Mr. Dubow was an Associate and then a Partner at Sedgwick LLP (f/k/a Sedgwick, Detert, Moran & Arnold LLP). Mr. Dubow received an undergraduate degree from Brandeis University and a J.D. from Fordham University School of Law.

Lauren Merendino has served as our Chief Commercial Officer since June 2023. Prior to joining Day One, Ms. Merendino served as Chief Commercial Officer at Myovant Sciences Ltd., a biotechnology company, from April 2021 to April 2023. Prior to that, Ms. Merendino served in various roles at Genentech Inc., a biopharmaceutical company, from September 2009 to April 2021, including Vice President of Neurological Rare Diseases and Senior Director of Pipeline – Neuroscience, Rare Disease, Pediatrics and Anti-infectives. From June 2023 to March 2025, Ms. Merendino served as the lead independent director at ESSA Pharma Inc., a biopharmaceutical company. Ms. Merendino received a B.S. in Microbiology from Penn State University and completed her M.B.A. at New York University.

Michael Vasconcelles has served as our Head of Research and Development since June 2025. Prior to joining Day One, Dr. Vasconcelles served as Executive Vice President and Head of Research, Development and Medical Affairs at ImmunoGen, Inc., now part of AbbVie, from December 2022 to February 2024. Prior to that, he served as the Chief Medical Officer and Head of the Medical and Scientific Organization of Flatiron Health, a wholly owned subsidiary of the Roche Group, from August 2019 to August 2022. From October 2015 to July 2019, he served as Chief Medical Officer of Unum Therapeutics Inc., a public biotechnology company now known as Cogent Biosciences, Inc. From 2012 to 2015, Dr. Vasconcelles was Senior Vice President and Global Head of the Oncology Therapy Area Unit at Millenium, The Takeda Oncology Company, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited and Takeda Pharmaceuticals International Co. From 2000 to 2011, Dr.

Vasconcelles held positions of increasing responsibility at Genzyme Corporation, including Group Vice President and the Global Therapeutic Area Head of Transplant and Oncology. Following Genzyme’s acquisition by Sanofi in 2011, Dr. Vasconcelles served as Head of Personalized Medicine and Companion Diagnostics at Sanofi until 2012. Dr. Vasconcelles has served on the board of directors of Kura Oncology, Inc. since September 2024, Molecular Partners AG since April 2020, the Eastern New England American Cancer Society since 2019 (through 2025) and the Personalized Medicine Coalition since 2012. Dr. Vasconcelles earned his B.A. and M.D. from Northwestern University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file reports of their ownership and changes in ownership with the SEC. To our knowledge, based solely on our review of the reports filed during 2025 and questionnaires from our directors and executive officers, we believe that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during 2025, with the exception of two late filings for each of Jeremy Bender, Adam Dubow and Charles York, in each case (i) reporting the grant of certain option and restricted stock unit awards granted on January 15, 2025, for which the Forms 4 were filed on January 31, 2025 and (ii) reporting the February 15, 2025 vesting of restricted stock units and subsequent sale to cover taxes on February 18, 2025, which were filed on February 21, 2025.

Item 11. Executive Compensation.

Compensation Discussion & Analysis

Overview

This Compensation Discussion and Analysis section discusses the principles and practices that guide our executive compensation program. We refer to the following five executive officers as our “named executive officers” (“NEOs”) during the year ended December 31, 2025, each of whose compensation is set forth in the Summary Compensation Table and the other compensation tables included in this Amendment.

•
Jeremy Bender, Ph.D., M.B.A., our Chief Executive Officer and President
•
Charles York, II, M.B.A., our Chief Operating Officer and Chief Financial Officer
•
Adam Dubow, our General Counsel, Chief Compliance Officer and Secretary
•
Lauren Merendino, M.B.A., our Chief Commercial Officer; and
•
Michael Vasconcelles, M.D., our Head of Research and Development

Business Highlights

During 2025, we achieved several important business milestones, including but not limited to, the following:

Compensation Highlights

Our executive compensation program aligns with our strategy and with stockholder interests in three significant respects.

Pay is aligned with performance. Direct compensation for the NEOs has three components: salary; an annual cash bonus opportunity tied to performance against prescribed financial, operational, and strategic goals; and equity in the form of a mix of stock options and restricted stock unit awards (“RSUs”), the value of which hinges on sustained stock price performance.

Most compensation is variable and at risk. The vast majority of target total direct compensation for our NEOs depends on either company performance or stock price. Approximately 89% of target compensation for the Chief Executive Officer (“CEO”), and 82% of target compensation for the other NEOs (on average), is variable and at risk.

Compensation packages are competitive. We provide competitive base salaries and meaningful short- and long-term incentive opportunities to support our retention objectives and to tie compensation to Day One’s stock price and achievement of Day One’s financial, strategic, and operational goals.

Compensation Philosophy and Objectives

The objective of our compensation program is to enable us to hire, reward, and retain the world-class talent that we need to execute our strategy and successfully pursue our mission of developing new medicines for people with life-threatening diseases. Our short- and long-term incentive compensation programs are tied to performance and stock price because we believe that consistent and strong results should lead to higher compensation.

As we continue to grow, the Compensation Committee of our board of directors (the “Compensation Committee”) will evaluate our compensation philosophy and objectives regularly to confirm that our program continues to appropriately encourage, motivate, and reward our NEOs.

Executive Compensation Practices

Our executive compensation policies and practices reinforce our long-term, performance-based mindset and our belief that our executives should be rewarded for the success they help create. Our key policies and practices are summarized below.

WHAT WE DON'T DO

X	No pension programs	Other than our Section 401(k) plan, which is generally available to all our employees, we do not offer defined benefit or contribution retirement plans or arrangements or nonqualified deferred compensation plans or arrangements for any executives, including the NEOs.
X	No tax gross-ups	We do not provide tax reimbursement payments, also known as "gross-ups".
X	No guaranteed incentive compensation	Our annual cash bonuses are tied to company performance and may not pay out at all in a given year. Our stock option awards have value only if our stock price increases after the predetermined grant date.
X	No below market grants	We do not grant stock options with an exercise price less than the fair market value (the closing market prices on the Nasdaq) of our common stock on the grant date.
X	Grant single trigger entitlements	We do not grant single trigger change in control benefits.
X	Dividends	We do not pay dividends or dividend equivalents on unvested equity awards.

How We Determine Compensation

Role of the Compensation Committee

Our Compensation Committee acts on behalf of the board of directors in overseeing the compensation arrangements for our executive officers, including our NEOs. This includes reviewing our compensation programs, assessing our compensation risk profile, establishing our compensation peer group, and reviewing our compensation structure and pay mix to ensure alignment with our compensation philosophy and objectives.

Our Compensation Committee reviews the target total direct compensation opportunities for our executive officers, including our NEOs, on at least an annual basis to determine if any adjustments are needed or appropriate.

In reviewing and ultimately approving the compensation of all of our executive officers, the Compensation Committee takes a well-rounded approach that considers a number of factors, including:

These factors provide a framework for decision-making regarding compensation opportunities and final compensation determinations for each NEO. The factors are not assigned specific weights, and no single factor is determinative. Rather, the Compensation Committee members arrive at compensation decisions after considering the relevant factors in light of their individual experience, business judgment, and knowledge of the company, each NEO, and the competitive market.

Role of Company Management and the Chief Executive Officer

In performing its responsibilities, the Compensation Committee consults with members of our management, including our CEO, Chief People Officer, Chief Financial Officer and General Counsel. Management assists our Compensation Committee by providing information on corporate and individual performance, market compensation data, and management’s perspective on compensation matters. Our Compensation Committee solicits and reviews our CEO’s recommendations and viewpoints with respect to adjustments to salary and incentive opportunities, program structures, and other compensation-related matters for our executive officers, other than with respect to the CEO’s own compensation. Our Compensation Committee considers these recommendations as one factor in determining the compensation of our executive officers, but ultimately is responsible for making all compensation decisions. Our CEO is not present during any deliberations or decision-making regarding his compensation.

Role of the Compensation Consultant

To help it carry out its responsibilities, the Compensation Committee retained Alpine Rewards, LLC (“Alpine”), a nationally recognized compensation consulting firm, in May 2025 to serve as its independent compensation consultant. Alpine supports the Compensation Committee in its review and oversight of our executive compensation programs. Alpine does not make specific compensation-related recommendations. Instead, the firm uses competitive market data to provide compensation ranges, taking into consideration our compensation peer group and compensation philosophy, for the Compensation Committee to consider. Representatives from Alpine attend certain Compensation Committee meetings, executive sessions, and preparatory meetings with the Compensation Committee chair and certain members of our management team, as requested by the Compensation Committee.

Alpine also advises our Compensation Committee on public disclosures relating to our executive compensation programs.

The Compensation Committee has assessed, and periodically confirms, the necessary criteria and has determined that the engagement of Alpine does not raise any conflicts of interest or other similar concerns. Alpine reports directly to our Compensation Committee and does not provide any non-compensation-related services to the Compensation Committee or Day One.

Use of Market Data

The Compensation Committee reviews and considers the compensation levels and practices of a group of peer companies for purposes of assessing the competitive market positioning of our executive compensation program. This peer group consists primarily of biotechnology companies that are similar to us in terms of location, industry, size, market capitalization, and FDA Phase. The Compensation Committee reviews the peer group at least annually with Alpine to account for any year-over-year changes to our business and the businesses of our peer companies.

In developing the 2025 compensation peer group, in consultation with its prior compensation consultant, Compensia, Inc. (“Compensia”), the Compensation Committee considered the criteria outlined below to identify comparable U.S.-based publicly traded peer companies. In September 2024 the Compensation Committee reviewed the current peer group constituents with Compensia to ensure continued alignment with our business direction and financial profile. Following this review, the Compensation Committee approved the 2025 peer group shown below.

2025 Peer Group[1]

- Agios Pharmaceuticals*
- Arcutis Biotherapeutics*
- Ardelyx*
- Geron*
- Heron Therapeutics*
- Iovance Biotherapeutics*
- Lexicon Pharmaceuticals*
- Mirum Pharmaceuticals*
- Ocular Theraputics*
- Phathom Pharmaceuticals
- Rhythm Pharmaceuticals*
- Sage Theraputics*
- SpringWorks Therapeutics
- Syndax Pharmaceuticals
- Tarsus Pharmaceuticals*
- TG Therapeutics*
- Theravance Biopharma*
- Travere Theraputics*
- UroGen Pharma*
- Zai Lab*

*Denotes addition for purposes of 2025

Peer Group Criteria

- Companies whose number of employees, stage of development and market capitalization are similar, though not necessarily identical to ours;
- Companies with similar executive positions to ours; and
- Public companies based in the United States whose compensation and financial data are available in proxy statements or through widely available compensation surveys.

The stage of development and size of selected peer companies relative to Day One's for 2025:

Lead Asset FDA Phase
Pending Approval, or Approved/Market

Market Capitalization
Between 0.36x-2.2x (~$450MM-$2.8B)
of our market capitalization at time of evaluation

(1) The following companies were removed from the 2024 peer group for purposes of 2025 as they were no longer considered to be comparable per the noted criteria primarily due to the lack of a lead asset either pending approval or approved/marketed: Allogene Therapeutics, Arcus Biosciences, Blueprint Medicines, Celldex Therapeuctics, Deciphera Pharmaceuticals, IDEAYA Biosciences, ImmunoGen, Kura Oncology, Mirati Therapeutics, NGM Biopharmaceuticals, Nuvation Bio, PMV Pharmaceuticals, RAPT Therapeutics, Replimune Group, Revolution Medicines, Xencor and Zentalis Pharmaceuticals.

2025 Executive Compensation Elements

Our executive compensation program consists primarily of the three components described below.

While the Compensation Committee believes this structure is most appropriate for the NEOs at our current stage, as part of its ongoing review of our compensation programs the Compensation Committee will continue to consider whether our incentive structure should change as Day One matures.

Base Salary

Consistent with our long-term oriented philosophy, base salaries represent a small portion of the NEOs’ total direct compensation. In setting base salary amounts, we aim for internal equity among executives in similar roles and with similar performance and tenure. As discussed in “How We Determine Compensation,” we use our annual compensation cycles to adjust salary based on a number of factors, including responsibilities, experience, demonstrated performance, expected future contributions, and applicable market survey and peer data. The 2024 and 2025 base salaries for our NEOs are shown below.

Executive	2024 Salary	2025 Salary
Jeremy Bender	$680,000	$750,000
Charles York, II	$541,000	$575,000
Adam Dubow	$455,000	$501,000
Lauren Merendino	$555,000	$583,000
Michael Vasconcelles(1)	$—	$600,000

(1) Dr. Vasconcelles joined the Company as an executive officer effective June 16, 2025.

Performance-based Annual Cash Bonus

Our annual incentive plan is structured to promote the achievement of specific and measurable company goals, approved by the Compensation Committee at the beginning of the year, including key objectives in four categories:

•
Finance;
•
FIREFLY-2
•
DAY301; and
•
Corporate Development

We use the same metrics to determine annual incentives for all executives to promote an enterprise-wide mindset. The Compensation Committee believes each performance metric is a key driver of our success, with a focus on long-term value for stockholders.

Target Incentive Opportunities

At the beginning of 2025, the Compensation Committee set the following target bonus opportunities for the NEOs:

Executive	Salary	Target Bonus (% of Salary)	Target Bonus
Jeremy Bender	$750,000	65%	$487,500
Charles York, II	$575,000	45%	$258,750
Adam Dubow	$501,000	45%	$225,450
Lauren Merendino	$583,000	45%	$262,350
Michael Vasconcelles(1)	$325,000	45%	$146,250

(1) Dr. Vasconcelles's salary and bonus target are pro-rated as he joined the Company as an executive officer effective June 16, 2025.

Final payouts for each NEO are determined by multiplying the NEO’s target bonus by 100% of the company performance multiplier fixed by the Compensation Committee at the end of the year based on the Company’s achievement in each of the four categories of objectives with discretionary adjustment based on the NEO’s individual performance.

Performance Metrics and Results

Corporate performance goals include stretch goals to incentivize and motivate accelerated achievement of certain objectives. Recognition of stretch achievements ties executive compensation to Company performance, consistent with our pay for performance compensation philosophy.

In a series of meetings in late November and early December 2025, our Compensation Committee and our board of directors reviewed our 2025 corporate goals, taking into account the weighting for each goal and its determination of an achievement rating with respect to each such goal, as well as additional organizational accomplishments in 2025, and approved, based on the aggregate performance level pursuant to such factors, a company performance multiplier of 110% with respect to each executive’s bonus.

Final Annual Incentive Awards

In recognition of their efforts towards our successful achievement of such goals and milestones, the Compensation Committee approved awarding the NEOs their respective individual bonuses for 2025 at approximately 110% of each executive’s individual bonus opportunity, taking into account the determination that we achieved our corporate goals at the 110% level and the individual performance goals at 100% based on the NEO’s individual performance as determined by the CEO (other than himself) and Compensation Committee (for CEO). The 2025 annual bonus payments for the NEOs, which were paid in December 2025, are summarized in the table below.

Executive	Target Bonus $	Actual Bonus $
Jeremy Bender	$487,500	$536,250
Charles York, II	$258,750	$284,625
Adam Dubow	$225,450	$247,995
Lauren Merendino	$262,350	$288,585
Michael Vasconcelles(1)	$146,250	$161,484

(1) Dr. Vasconcelles's target and actual bonus are pro-rated as he joined the Company as an executive officer effective June 16, 2025.

Long-Term Equity Incentive Awards

Our equity awards serve as a long-term retention tool, encouraging executives to remain with Day One and build value over the long term. The NEOs’ equity compensation is delivered in the form of stock options (50%) and RSUs (50%) allocated based on fair value using 30-day trading average as of November 27, 2024 calculated in accordance with ASC 718. The Compensation Committee selected these equity vehicles and allocations to place an equal emphasis on stock options, which it views as inherently performance-based. In making this determination, it also considered that use of these equity vehicles is generally consistent with compensation practices among our peer group. All equity grants are subject to vesting over a 4-year period providing further retentive value.

Target Equity Grants for the Performance Period Beginning in 2025

In January 2025, the Compensation Committee granted the following equity awards to the NEOs, which fell between the 30th and 80th percentiles of our peer group:

Executive(1)	Stock Options (#)	RSUs (#)	Total Target Equity Value(1)
Jeremy Bender	286,000	187,000	$5,396,000
Charles York, II	162,000	106,000	$3,058,000
Adam Dubow	90,000	59,000	$1,701,000
Lauren Merendino	90,000	59,000	$1,701,000

(1) Dr. Vasconcelles is excluded as he joined the Company as an executive officer effective June 16, 2025 and did not receive an annual award in 2025. Refer to the "Summary Compensation Table" below for information regarding Dr. Vasconcelles’ new hire award.

The exercise price for the stock options is $11.87, the closing price of our common stock on the grant date.

In determining the aggregate number of shares underlying our equity awards, the Compensation Committee considers the dilutive effect of our equity incentive compensation practices and the overall impact that equity awards will have on stockholder value. The Compensation Committee also considered the value of each NEO’s existing equity holdings, including the current economic value and vesting schedules of any unvested equity awards, and the ability of those unvested holdings to satisfy our reward and retention objectives.

Stock Options

The Compensation Committee believes that stock options are effective at motivating executives to pursue our long-term goals because options only have value if our stock price appreciates after the grant date. The options granted in 2025 will vest in equal monthly increments over four years (i.e., 1/48th), beginning in February 2025, so long as the recipient remains in service to Day One, and they will remain exercisable until the tenth anniversary of the grant date. Unvested options will be forfeited if an executive is no longer in service to Day One, but vested options will be exercisable for three months from the date an executive’s service with Day One terminates.

Restricted Stock Units

The Compensation Committee believes that RSUs that vest over several years are effective at retaining talented executives and motivating them to pursue our long-term goals because the value of RSUs is directly tied to our stock price. The RSUs granted in 2025 will vest in equal quarterly increments over four years (i.e., 1/16th), beginning in February 2025, so long as the recipient remains in service to Day One. Each RSU represents a contingent right to receive one share of our common stock following vesting.

Compensation Practices and Policies

Retirement Savings and Health and Welfare Benefits

We currently maintain a 401(k) retirement savings plan for our employees, including our NEOs, who satisfy certain eligibility requirements. Our NEOs participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We match up to 4% of employees’ contributions to their accounts in the 401(k) plan. Matching contributions are fully vested on the date they are made. We believe that providing a vehicle for tax-deferred retirement savings and making matching contributions adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs.

We do not provide any non-qualified deferred compensation benefits and do not have any defined benefit pension or supplemental executive retirement plans.

All of our full-time employees, including our NEOs, are eligible to participate in our health and welfare plans, including medical, dental, and vision benefits; medical and dependent care flexible spending accounts; short-term and long-term disability insurance; and life and AD&D insurance.

Perquisites and Other Personal Benefits

We do not view perquisites as important to achieving our compensation objectives. Our NEOs are eligible to participate in our health and welfare benefits on the same basis as all employees. No other perquisites or other personal benefits are provided. In the future, our board of directors or the Compensation Committee may determine that it is necessary or appropriate to provide certain perquisites to one or more NEOs to incentivize or fairly compensate them.

Employment Arrangements

We have entered into offer letters with each of our NEOs. Each offer letter provides for “at will” employment (meaning either Day One or the NEO may terminate the employment relationship at any time with or without cause and with or without notice); sets forth the initial title, base salary, annual incentive opportunity, and equity award for the executive; and summarizes the other terms and conditions applicable to the executive’s employment. Additionally, each of our NEOs has entered into a change in control and severance agreement, described below, and a standard proprietary information and invention assignment agreement.

Severance and Change in Control Benefits

We have entered into change in control and severance agreements with each of our NEOs. These agreements provide for severance benefits in connection with certain qualifying terminations. We believe that providing post-employment compensation arrangements is necessary to achieve our recruitment and retention goals, and to facilitate smooth transitions from Day One when and if appropriate. We have designed our arrangements to provide reasonable continued salary and healthcare coverage in the event of a termination without cause or a resignation for good reason. In addition, we aim to align the NEOs’ interests with those of our stockholders in the event of a change in control of Day One by providing “double-trigger” arrangements that encourage executives to focus on corporate transactions that are in our best interests, regardless of whether those transactions may result in their own job loss. We also condition all severance payments on receipt of a general release of claims to mitigate potential future disputes or litigation arising from an executive’s departure.

For a full description of the terms of these agreements, as well as an estimate of the potential amounts payable under these agreements, see “Potential Payments upon Termination or Change in Control” below.

Insider Trading and Hedging and Pledging Prohibitions

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers, employees, consultants and contractors. Our Insider Trading Policy also provides that we will not transact in any of our own securities unless in compliance with U.S. securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. The policy prohibits the unauthorized disclosure of any material nonpublic information acquired in the workplace and the misuse of material nonpublic information in securities trading. The policy also includes specific provisions which bar covered persons from hedging and pledging our securities. Additionally, covered persons are barred from engaging in transactions in publicly traded options, such as puts and calls, and other derivative securities with respect to our securities. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to the Original Filing.

Policies and Practices Related to the Grant of Certain Equity Awards

Our equity awards, including stock options, are granted in connection with our yearly compensation cycle and regularly scheduled meetings of our Compensation Committee. Our Compensation Committee does not grant equity awards in anticipation of the release of material non-public information. Similarly, we do not time the release of material non-public information based on equity award grant dates.

During fiscal year 2025, (i) none of our named executive officers were awarded stock options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material non-public information, and ending one business day after the filing or furnishing of such reports, and (ii) we did not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

Compensation Recovery Policy

In December 2023, the Compensation Committee adopted a compensation clawback policy (the “Clawback Policy”) in compliance with the final rules promulgated by the SEC under Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Rule 10D-1 and Nasdaq that provides for the recovery of certain incentive-based compensation in the event we are required to restate our financial statements. The Clawback Policy provides that, in the event of the restatement of any financial reporting required under the securities laws or other similar laws or regulations, our board of directors (or applicable committee thereof) will take such actions as necessary to recover the portion of any incentive-based compensation that was granted, earned or vested based wholly or in part on the attainment of a financial reporting measure which was received by the executive officer that was in excess of the amount that he or she would have received had our financial results been calculated under the restated financial statements; provided that such compensation was paid to or awarded to the executive officer, or which vested (or became eligible to vest) during the Clawback Period. “Clawback Period” under the Clawback Policy is defined as the three completed fiscal years immediately prior to the date on which our board of directors or management determine we are required to (or we are otherwise legally directed to) prepare an accounting restatement and any transition period between the last day of our previous fiscal year end and the first day of our new fiscal year (that results from a change in our fiscal year) within or immediately following such three-year period; provided that any transition period between the last day of our previous fiscal year end and the first day of its new fiscal year that comprises a period of nine to 12 months will be deemed a completed fiscal year. A copy of our Compensation Recovery Policy is furnished as Exhibit 97.1 to the Original Filing.

Accounting and Tax Considerations

Accounting Considerations

The Compensation Committee considers accounting implications when designing compensation plans and arrangements for our NEOs and other employees.

We follow ASC 718 for our stock-based compensation awards. ASC 718 requires companies to measure the compensation expense for all share-based awards made to employees and directors, including stock options and RSUs, based on the grant-date fair value of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards.

Tax Considerations

The Compensation Committee generally takes into consideration the tax implications to Day One of our NEO compensation program.

Section 162(m) of the Internal Revenue Code provides that public companies may not take a federal income tax deduction for compensation in excess of $1 million per year paid to certain executives, including current and former NEOs. We believe the Compensation Committee’s ability to provide compensation that is non-deductible allows us to tailor compensation to the needs of our Company and our NEOs and benefits our stockholders.

We do not provide, and have no obligation to provide, any executive officer, including any NEO, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe because of the application of Section 280G, 4999, or 409A of the Internal Revenue Code.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during the year ended December 31, 2025 included Dr. Grossman, Mr. Nicholson and Ms. Holles. None of the members of the compensation committee in fiscal year 2025 was at any time during fiscal year 2025 or at any other time an officer or employee of ours or any of our subsidiaries, and none had or have any relationships with us that are required to be disclosed under Item 404 of Regulation S-K. During fiscal year 2025, none of our executive officers served on the board of directors or compensation committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee.

Report of the Compensation Committee

This report of the Compensation Committee is required by the SEC and, in accordance with the SEC’s rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference this Amendment into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed “soliciting material” or “filed” under either the Securities Act or the Exchange Act. Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by the Compensation Committee
Natalie Holles, Chair
William Grossman
Garry Nicholson

Executive Compensation Tables

The following table provides information concerning compensation awarded to, earned by or paid to each of our NEOs for all services rendered in all capacities during the years ended December 31, 2025, 2024 and 2023, respectively.

Summary Compensation Table

	Fiscal	Salary				Non-Equity	All	Total
	Year	($)		Option	Stock	Incentive Plan	Other	($)
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Jeremy Bender(5)	2025	750,000	—	5,614,411	2,219,690	536,250	14,000	9,134,351
Chief Executive Officer and President	2024	680,000	—	2,664,697	2,700,280	501,800	13,800	6,560,577
	2023	647,000	—	4,086,399	1,779,160	388,200	13,200	6,913,959
Charles N. York II	2025	575,000	—	2,575,763	1,258,220	284,625	14,000	4,707,608
Chief Operating Officer and Chief Financial Officer	2024	541,000	—	1,511,240	1,530,640	299,400	13,800	3,896,080
	2023	515,000	—	1,943,333	842,760	231,800	13,200	3,546,093
Adam Dubow	2025	501,000	—	2,579,226	700,330	247,995	14,000	4,042,551
General Counsel, Chief Compliance Officer and Secretary	2024	455,000	—	840,954	851,960	223,900	13,800	2,385,614
	2023	425,000	—	1,509,573	655,480	170,000	13,200	2,773,253
Lauren Merendino	2025	583,000	—	1,030,795	700,330	288,585	14,000	2,616,710
Chief Commercial Officer
Michael Vasconcelles(6)	2025	325,000	150,000(7)	1,580,714	1,500,640	161,484	14,000	3,731,838
Head of Research and Development

(1) The amounts reported in the Option Awards column represent the aggregate grant date fair value of the stock options awarded to the NEO during the years ended December 31, 2025, 2024 and 2023, respectively, calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 10 to the audited consolidated financial statements included in the Original Filing. Note that the amounts reported in this column reflect the aggregate accounting cost for these awards, and do not necessarily correspond to the actual economic value that may be received by the NEO from the awards. The amounts listed for each of Dr. Bender, Mr. York, Mr. Dubow and Ms. Merendino in 2025 also include the incremental fair value of $3,408,716, $1,325,120, $294,367 and $334,698, respectively, computed as of the Repricing Effective Date (as defined below) in accordance with ASC 718, as a result of the repricing of certain stock options held by the respective NEOs at such time. Refer to the section “Repricing of Designated Underwater Stock Options” below for additional information. Dr. Vasconcelles did not have any options subject to repricing.

(2) The amounts reported in the Stock Awards column represents the aggregate grant date fair value of RSU awards granted to the NEO during the years ended December 31, 2025, 2024 and 2023, respectively, calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the awards reported in the Stock Awards column are set forth in Note 10 to our audited consolidated financial statements included elsewhere in the Original Filing. Note that the amounts reported in this column reflect the aggregate accounting cost for these awards, and do not necessarily correspond to the actual economic value that may be received by the NEO from the awards.

(3) Amounts represent cash bonus amounts for fiscal year 2025, 2024 and 2023, as applicable, awarded to our NEOs, which are awarded based on achievement of pre-determined corporate performance goals and individual achievement.

(4) The amounts reported in the All Other Compensation column represent 401(k) plan matching contributions paid by the Company.

(5) Dr. Bender is also a member of our board of directors but does not receive any additional compensation in his capacity as a director.

(6) Dr. Vasconcelles joined the Company as an executive officer effective June 16, 2025. The equity figures presented related to his new hire equity award.

(7) This amount represents a sign-on bonus paid to Dr. Vasconcelles in connection with the commencement of his employment pursuant to an offer letter we entered into with Dr. Vasconcelles.

Repricing of Designated Underwater Stock Options

On October 7, 2025 (the “Approval Date”), based upon the recommendation of our compensation committee, the Board approved an option repricing, in accordance with our 2021 Equity Incentive Plan. The repricing applied to outstanding options to purchase shares of our common stock granted under the 2021 Equity Incentive Plan with an exercise price per share equal to or greater than both (x) $7.41 as of the date Approval Date and (y) $8.99 on November 6, 2025, the effective date of the option repricing (the “Repricing Effective Date”), that were held by then-current directors and employees, including the Company’s NEOs, (the “Eligible Options”). Each of Dr. Bender, Mr. York, Mr. Dubow and Ms. Merendino held an aggregate of 2,676,134, 1,088,667, 270,000, and 510,200 Eligible Options, respectively, with original exercise prices ranging from $11.87 to $23.41. Dr. Vasconcelles did not hold any Eligible Options.

As a result of the repricing, as of the Repricing Effective Date, the exercise price of all Eligible Options, including those held by Dr. Bender, Mr. York, Mr. Dubow and Ms. Merendino, was reduced to $8.99 per share, which represented the closing trading price of our common stock on the Nasdaq Global Select Market on the Repricing Effective Date; provided that no option was repriced in the event the new exercise price exceeded the original exercise price. The repriced options otherwise remain subject to their existing terms and conditions as set forth in the 2021 Equity Incentive Plan and applicable award agreements.

To the extent a repriced option is exercised prior to the Retention Period End Date (as defined below), except in certain cases, the option holder will be required to pay to the Company the difference between the original exercise price per share and the new exercise price per share of the repriced options. The “Retention Period End Date” means the earlier of: (i) October 7, 2026; and (ii) the date of a Corporate Transaction (as defined in the 2021 Equity Incentive Plan).

Our compensation committee reviewed and discussed the repricing and after multiple meetings recommended approval to the Board. The Board then approved the repricing after careful consideration of various alternatives, and a review of other applicable factors with the input of the compensation committee’s independent compensation consultant. The Board designed the repricing, with the original exercise price applicable during the Retention Period, to provide added incentive to retain and motivate the holders of the Eligible Options, including our NEOs, to continue to work in the best interests of the Company and its stockholders without incurring the stock dilution resulting from significant additional equity grants or significant additional cash expenditures resulting from additional cash compensation.

The following table presents information regarding the grant of plan-based incentive awards to each of our NEOs during the year ended December 31, 2025.

Grants of Plan-Based Awards Table

			Estimated future payouts under non-equity incentive plan awards(1)			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying option (#)	Exercise price of option awards ($/Share)	Grant date fair value of stock and option awards(2)
		Grant	Threshold	Target	Maximum
Name	Award Type	Date	($)	($)	($)
Jeremy Bender(5)	Stock Option Award	1/15/2025	—	—	—	—	286,000	11.87	2,328,049
	Restricted Stock Award	1/15/2025	—	—	—	187,000	—	—	2,219,690
	Performance-based Annual Cash Bonus	—	—	487,500	—	—	—	—	—
Charles N. York II	Stock Option Award	1/15/2025	—	—	—	—	162,000	11.87	1,319,949
	Restricted Stock Award	1/15/2025	—	—	—	106,000	—	—	1,258,220
	Performance-based Annual Cash Bonus	—	—	258,750	—	—	—	—	—
Adam Dubow	Stock Option Award	1/15/2025	—	—	—	—	90,000	11.87	734,600
	Stock Option Award	11/6/2025	—	—	—	—	309,000	8.99	1,588,762
	Restricted Stock Award	1/15/2025	—	—	—	59,000	—	—	700,330
	Performance-based Annual Cash Bonus	—	—	225,450	—	—	—	—	—
Lauren Merendino	Stock Option Award	1/15/2025	—	—	—	—	90,000	11.87	734,600
	Restricted Stock Award	1/15/2025	—	—	—	59,000	—	—	700,330
	Performance-based Annual Cash Bonus	—	—	262,350	—	—	—	—	—
Michael Vasconcelles(3)	Stock Option Award	6/16/2025	—	—	—	—	346,000	6.64	1,580,714
	Restricted Stock Award	6/16/2025	—	—	—	226,000	—	—	1,500,640
	Performance-based Annual Cash Bonus	—	—	146,250	—	—	—	—	—

(1) Represents the target performance-based incentive annual cash bonus the NEOs could earn pursuant to the annual short term incentive plan, as described in “Performance-based Annual Cash Bonus” above. The performance-based annual cash bonus incentive plan does not include any threshold or maximum amounts.

(2) The Stock Option Award and Restricted Stock Award amounts represent the aggregate grant date fair value of the stock options and restricted stock units awarded to the NEOs under our 2021 Equity Incentive Plan during the year ended December 31, 2025 calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the Stock Option Awards are set forth in Note 10 to the audited consolidated financial statements included in the Original Filing. Note that the amounts reported in this column reflect the aggregate accounting cost for these awards, and do not necessarily correspond to the actual economic value that may be received by the NEO from the awards.

(3) Dr. Vasconcelles joined the Company as an executive officer effective June 16, 2025.

The following table presents information regarding outstanding equity awards held by each of our NEOs as of December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End Table

		Option Awards				Stock Awards
		Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date ($)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)(6)

Name	Grant Date
Jeremy Bender	1/15/2025(1)	65,538	220,462	11.87	1/14/2035	—	—
	1/5/2024(1)	137,034	148,966	14.44	1/4/2034	—	—
	1/17/2023(1)	177,908	66,092	23.41	1/16/2033	—	—
	1/18/2022(1)	388,729	8,271	14.26	1/17/2032	—	—
	5/26/2021(1)	1,463,134	—	16.00	5/25/2031	—	—
	1/15/2025(2)	—	—	—	—	140,252	1,307,149
	1/5/2024(2)	—	—	—	—	93,504	871,457
	1/17/2023(2)	—	—	—	—	19,000	177,080
Charles N. York II	1/15/2025(1)	37,125	124,875	11.87	1/14/2035	—	—
	1/5/2024(1)	77,625	84,375	14.44	1/4/2034	—	—
	1/17/2023(1)	84,579	31,421	23.41	1/16/2033	—	—
	1/18/2022(1)	147,854	3,146	14.26	1/17/2032	—	—
	5/26/2021(1)	497,667	—	16.00	5/25/2031	—	—
	1/15/2025(2)	—	—	—	—	79,500	740,940
	1/5/2024(2)	—	—	—	—	53,000	493,960
	1/17/2023(2)	—	—	—	—	9,000	83,880
Adam Dubow	11/6/2025(3)	—	309,000	8.99	10/30/2032	—	—
	1/15/2025(1)	20,625	69,375	11.87	1/14/2035	—	—
	1/5/2024(1)	43,125	46,875	14.44	1/4/2034	—	—
	1/17/2023(1)	65,625	24,375	23.41	1/16/2033	—	—
	1/15/2025(2)	—	—	—	—	44,252	412,429
	1/5/2024(2)	—	—	—	—	29,504	274,977
	1/17/2023(2)	—	—	—	—	22,140	206,345
Lauren Merendino	1/15/2025(1)	20,625	69,375	11.87	1/14/2035	—	—
	1/5/2024(1)	43,125	46,875	14.44	1/4/2034	—	—
	6/12/2023(4)	206,372	123,828	12.54	6/11/2032	—	—
	1/15/2025(2)	—	—	—	—	44,252	412,429
	1/5/2024(2)	—	—	—	—	29,504	274,977
	6/12/2023(5)	—	—	—	—	22,140	206,345
Michael Vasconcelles	6/16/2025(4)	—	346,000	6.64	6/15/2035	—	—
	6/16/2025(5)	—	—	—	—	226,000	2,106,320

(1) Reflects option awards: 1/48th of the option award shall vest on each monthly anniversary of the vesting commencement date until the options subject to the option award are fully vested or vesting terminates pursuant to the terms of our 2021 Equity Incentive Plan.

(2) Reflects shares underlying RSU awards: 1/16th of the shares subject to the RSU shall vest on each February 15, May 15, August 15 and November 15 until the shares subject to the RSU are fully vested or vesting terminates pursuant to the terms of our 2021 Equity Incentive Plan.

(3) Reflects option awards: 100% of the option award shall vest on the one-year anniversary of the vesting commencement date or vesting terminates pursuant to the terms of our 2021 Equity Incentive Plan.

(4) Reflects option awards: 1/4th of the option award shall vest on the one-year anniversary of the vesting commencement date and an additional 1/48th shall vest monthly thereafter, until the options subject to the option award are fully vested or vesting terminates pursuant to the terms of our 2021 Equity Incentive Plan.

(5) Reflects shares underlying RSU awards: 1/4th of the shares subject to the RSU shall vest on November 15, 2023 and an additional 1/16th of the shares subject to the RSU shall vest on each February 15, May 15, August 15 and November 15 thereafter, until the shares subject to the RSU are fully vested or vesting terminates pursuant to the terms of our 2021 Equity Incentive Plan.

(6) Values in this column are calculated using a price per share of $9.32, the closing price of our common stock on December 31, 2025, the last trading day of the fiscal year, as reported on the Nasdaq Global Market

The following table provides information on stock options exercised and stock awards vested for each of our NEOs during the year ended December 31, 2025.

2025 Stock Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized of shares on vesting ($)(1)

Name
Jeremy Bender	—	—	154,012	1,348,022
Charles N. York II	—	—	81,566	702,229
Adam Dubow	—	—	48,346	410,577
Lauren Merendino	—	—	42,144	357,908
Michael Vasconcelles	—	—	—	—

(1)
The value realized on vesting is based on the closing price per share of our common stock on the vesting date, multiplied by the number of shares of common stock and restricted stock that vested. Amounts shown are presented on an aggregate basis for all vesting and settlement that occurred during 2025.

Potential Payments upon Termination or Change of Control

We have adopted arrangements for our executive officers, including our NEOs, that provide for payments and benefits on termination of employment or upon a termination in connection with a change of control (the “Severance Arrangements”). Under the Severance Arrangements, in the event that Dr. Bender is terminated without “cause” or he resigns for “good reason” outside of the period of three months before or 12 months after a “change of control,” he will be entitled to (i) an amount equal to 12 months of his base salary at the rate in effect immediately prior to such termination, payable in a cash lump-sum, (ii) to the extent Dr. Bender timely elects to receive continued coverage under our group-healthcare plans, we will continue to pay the full amount of his premium payments for such continued coverage for a period ending on the earlier of (x) 12 months following the termination date and (y) the date that he becomes eligible for coverage under another employer’s plans, and (iii) vesting acceleration of his equity awards (including any unvested shares issued upon conversion of any profits interests and excluding any performance-based equity awards) in an amount equal to an additional 12 months of vesting credit. Notwithstanding the foregoing, all such benefits shall be limited to an amount that is not greater than the period of the applicable executive officer’s service to us (e.g., an executive officer who has only been in service to us for two months shall only receive two months of severance, COBRA, and vesting acceleration). Further, in the event that such termination of employment is without “cause” or he or she resigns for “good reason,” that occurs within three months before or 12 months following a “change of control” of the company, then (i) the amount payable as severance shall be increased to 24 months of Dr. Bender’s base salary at the rate in effect immediately prior to such termination plus 200% of his then-current annual target bonus opportunity, payable in a cash lump-sum, (ii) the period of continued benefit coverage shall be increased to a period of 24 months following the termination date (or, if earlier, until the date that he becomes eligible for coverage under another employer’s plans), and (iii) the vesting acceleration of all equity awards shall be increased to 100% vesting acceleration of each of his then-outstanding equity awards (provided that performance-based awards shall accelerate at the greater of target levels or actual achievement). All such payments and benefits (whether with or apart from a change of control) will be subject to Dr. Bender’s execution of a general release of claims against us.

In the event that either Mr. York, Mr. Dubow, Ms. Merendino or Dr. Vasconcelles is terminated without “cause” or he or she resigns for “good reason” outside of the period of three months before or 12 months after a “change of control,” he or she will be entitled to (i) an amount equal to nine months of his base salary at the rate in effect immediately prior to such termination, payable in a cash lump-sum, (ii) to the extent Mr. York, Mr. Dubow, Ms. Merendino or Dr. Vasconcelles timely elects to receive continued coverage under our group-healthcare plans, we will continue to pay the full amount of their premium payments for such continued coverage for a period ending on the earlier of (x) nine months following the termination date and (y) the date that he or she becomes eligible for coverage under another employer’s plans, and (iii) vesting acceleration of his or her equity awards (including any unvested shares issued upon conversion of any profits interests and excluding any performance-based equity awards) in an amount equal to an additional nine months of vesting credit. Notwithstanding the foregoing, all such benefits shall be limited to an amount that is not greater than the period of the applicable executive officer’s service to us (e.g., an executive officer who has only been in service to us for two months shall only receive two months of severance, COBRA, and vesting acceleration). Further, in the event that such termination of employment is without “cause” or is due to a resignation for “good reason,” that occurs within three months before or 12 months following a “change of control” of the company, then (i) the amount payable as severance shall be increased to 18 months of Mr. York’s, Mr. Dubow's, Ms. Merendino's or Dr. Vasconcelles's base salary at the rate in effect immediately prior to such termination plus 150% of his or her then-current annual target bonus opportunity, payable in a cash lump-sum, (ii) the period of continued benefit coverage shall be increased to a period of 18 months following the termination date (or, if earlier, until the date that he becomes eligible for coverage under another employer’s plans), and (iii) the vesting acceleration of all equity awards shall be increased to 100% vesting acceleration of each of his or her then-outstanding equity awards (provided that performance-based awards shall accelerate at the greater of target levels or actual achievement). All such payments and benefits (whether with or apart from a change of control) will be subject to Mr. York’s, Mr. Dubow's, Ms. Merendino's or Dr. Vasconcelles's execution of a general release of claims against us.

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of our NEOs in accordance with the Severance Arrangements in effect on December 31, 2025. Except where otherwise noted, payments and benefits are estimated assuming that the triggering event took place on December 31, 2025, and the price per share of our common stock is $9.32, the closing price on the Nasdaq Global Market as of December 31, 2025, the last business day in the year ended December 31, 2025. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

	Qualifying Termination of Employment - No Change-of-Control				Qualifying Termination of Employment - Change-of-Control
	Cash Severance Payment ($)(1)	Medical benefits continuation ($)(2)	Accelerated vesting of equity awards ($)(3)	Total ($)	Cash Severance Payment ($)(1)	Medical benefits continuation ($)(2)	Accelerated vesting of equity awards ($)(3)	Total ($)

Name
Jeremy Bender	750,000	33,600	1,048,500	1,832,100	2,475,000	67,200	2,979,009	5,521,209
Charles N. York II	431,250	25,200	433,380	889,830	1,250,625	50,400	1,533,580	2,834,605
Adam Dubow	375,750	25,200	337,980	738,930	1,089,675	50,400	941,516	2,081,591
Lauren Merendino	437,250	25,200	294,633	757,083	1,268,025	50,400	963,912	2,282,337
Michael Vasconcelles	450,000	25,200	816,352	1,291,552	1,305,000	50,400	3,033,600	4,389,000

(1) The cash severance payment amount was determined based on the base salaries in effect on December 31, 2025.

(2) Represents nine months (or in the case of Mr. Bender, 12 months) of cash payments equal to the monthly employer COBRA payments for continuation of health insurance.

(3) The value of option acceleration is based on the number of shares of common stock associated with the vested and unexercised and the unvested portion of the awards that accelerate multiplied by the difference between $12.67 and the per share exercise price of the stock options. The value of common stock and RSU acceleration is based on the number of shares of common stock associated with the unvested portion the awards that accelerate multiplied by $12.67.

(4) The cash severance payment amount was determined based on the base salaries and bonus opportunities in effect on December 31, 2025.

(5) Represents 18 months (or in the case of Mr. Bender, 24 months) of cash payments equal to the monthly employer COBRA payments for continuation of health insurance.

PAY VERSUS PERFORMANCE

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K (the “PvP Rules”), we are providing tabular compensation and performance disclosure for our fiscal years 2021, 2022, 2023, and 2024 and additional disclosure relative to the relationship between the “Compensation Actually Paid” (“CAP”) set forth in the Pay versus Performance Table and between the Company’s and the Peer Group TSR, in each case over four years. We did not use any financial performance measure to link “compensation actually paid” to our NEOs to our Company performance in the most recently completed fiscal year; accordingly, this disclosure does not present a Company-Selected Measure in the table below. The Compensation Committee did not consider the pay versus performance disclosure below in making its pay decisions for any of the years shown. For further information concerning our pay-for-performance philosophy and how we align executive compensation with our performance, refer to the “Compensation Discussion and Analysis” section above.

In the below Pay versus Performance Table, we provide information about compensation of our NEOs for each of the last four fiscal years (the “Covered Years”). Although the PvP Rules require us to disclose “compensation actually paid,” these amounts do not necessarily reflect compensation that our NEOs actually earned in the Covered Years. Instead, “compensation actually paid” reflects a calculation computed in accordance with the PvP Rules, including adjusted values to unvested and vested equity awards during the Covered Years based on either year-end or vesting date stock prices and various accounting valuation assumptions. “Compensation actually paid” generally fluctuates due to stock price performance.

					Value of Initial Fixed $100 Investment based on:
Year(1)	Summary Compensation Table Total for PEO ($)(2)	Compensation Actually Paid for PEO ($)(3)	Average Summary Compensation Table Total for Non-PEO NEOs ($)(4)	Average Compensation Actually Paid for Non-PEO NEOs ($)(4)	Total Shareholder Reurn ($)(5)	Peer Group Total Shareholder Return ($)(6)	Net Income (Loss) ($)
2025	9,134,351	5,272,475	3,774,677	2,878,386	36	97	(107,322,000)
2024	6,560,577	4,740,154	3,298,866	2,545,320	49	93	(95,496,000)
2023	6,913,959	(9,653,551)	2,934,914	(945,110)	56	94	(188,917,000)
2022	5,086,456	12,585,855	2,198,324	3,989,344	83	90	(142,181,000)
2021	19,761,110	22,201,175	5,427,365	7,770,283	65	100	(72,754,000)

(1) Jeremy Bender served as the Company’s Principal Executive (our “PEO”) for the entirety of fiscal years 2021, 2022, 2023, 2024 and 2025. The Company’s other non-PEO NEOs for the indicated fiscal years were as follows:

•
2025: Charles York, II, Adam Dubow, Lauren Merendino and Michael Vasconcelles
•
2024: Charles York, II, Samuel Blackman and Adam Dubow
•
2023: Charles York, II, Samuel Blackman and Adam Dubow
•
2021 and 2022: Charles York, II and Samuel Blackman

(2) Amounts reported in these columns represent (i) the total compensation reported in the Summary Compensation Table for the indicated fiscal year in the case of our PEO and (ii) the average of the total compensation reported in the Summary Compensation Table for the non-PEO NEOs in the indicated year for such years.

(3) Amounts reported in these columns represent the compensation actually paid to our PEO for the indicated fiscal year, as calculated under Item 402(v) of Regulation S-K based on his total compensation reported in the Summary Compensation Table for the indicated fiscal years and adjusted as shown in the tables below:

		2021 ($)	2022 ($)	2023 ($)	2024 ($)	2025 ($)
	Summary Compensation Table - Total Compensation(a)	19,761,110	5,086,456	6,913,959	6,560,577	9,134,351
-	Grant Date Fair Value of Stock Awards and Option Awards Granted in Fiscal Year(b)	18,924,289	4,174,256	5,865,559	5,364,977	4,425,385
+	Fair Value at Fiscal Year End of Outstanding and Unvested Stock Awards and Option Awards Granted in Fiscal Year(c)	21,251,082	5,759,191	2,317,141	3,460,341	2,421,415
+/-	Change in Fair Value of Outstanding and Unvested Stock Awards and Option Awards Granted in Prior Fiscal Years(d)	—	7,488,830	(7,618,215)	(988,072)	(1,080,428)
+	Fair Value at Vesting of Stock Awards and Option Awards Granted in Fiscal Year that Vested During Fiscal Year(e)	113,272	1,315,382	721,743	1,305,626	681,098
+/-	Change in Fair Value of Vesting Date of Stock Awards and Option Awards Grnated in Prior Fiscal Years for which applicable Vesting Conditions were Satisfied during Fiscal Year(f)	—	(2,889,748)	(6,122,619)	(233,340)	(1,458,576)
-	Fair Value as of Prior Fiscal Year End of Stock Awards and Option Awards Granted in Prior Fiscal Years that Failed to meet Applicable Vesting Conditions during Applicable Fiscal Year(g)	—	—	—	—	—
=	Compensation Actually Paid	22,201,175	12,585,855	(9,653,551)	4,740,154	5,272,475

Equity award values are calculated in accordance with ASC 718, and the valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant of such equity awards.

(a) Represents Total Compensation as reported in the Summary Compensation Table for the indicated fiscal year.

(b) Represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table granted to the PEO during the indicated fiscal year, computed in accordance with ASC 718.

(c) Represents the aggregate fair value as of the applicable fiscal year-end of the PEO’s outstanding and unvested stock awards and option awards granted during such fiscal year, computed in accordance with ASC 718.

(d) Represents the aggregate change in fair value during the applicable fiscal year of the outstanding and unvested stock awards and option awards held by the PEO as of the last day of the applicable fiscal year (from the end of the prior fiscal year), computed in accordance with ASC 718.

(e) Represents the aggregate fair value at vesting of the stock awards and option awards that were granted to the PEO and vested during the same applicable fiscal year, computed in accordance with ASC 718.

(f) Represents the aggregate change in fair value, measured from the prior fiscal year-end to the vesting date, of each stock award and option award held by the PEO that was granted in a prior fiscal year and which vested during the applicable fiscal year, computed in accordance with ASC 718.

(g) Represents the aggregate fair value as of the last day of the prior fiscal year of the PEOs stock awards and option awards that were granted in a prior fiscal year and which failed to meet the applicable vesting conditions during the applicable fiscal year, computed in accordance with ASC 718.

(4) Amounts reported in this column represent the compensation actually paid to the non-PEO NEOs in the indicated fiscal year, as calculated under Item 402(v) of Regulation S-K based on the average total compensation for such NEOs reported in the Summary Compensation Table for the indicated fiscal year and adjusted as shown in the table below:

		2021 ($)	2022 ($)	2023 ($)	2024 ($)	2025 ($)
	Summary Compensation Table - Total Compensation(a)	5,427,365	2,198,324	2,934,914	3,298,866	3,774,677
-	Grant Date Fair Value of Stock Awards and Option Awards Granted in Fiscal Year(b)	4,756,410	1,503,124	2,232,014	2,505,733	2,492,958
+	Fair Value at Fiscal Year End of Outstanding and Unvested Stock Awards and Option Awards Granted in Fiscal Year(c)	7,099,328	2,074,024	881,521	1,614,676	2,282,020
+/-	Change in Fair Value of Outstanding and Unvested Stock Awards and Option Awards Granted in Prior Fiscal Years(d)	—	1,321,669	(1,730,931)	(374,055)	(474,845)
+	Fair Value at Vesting of Stock Awards and Option Awards Granted in Fiscal Year that Vested During Fiscal Year(e)	—	473,622	274,593	609,252	203,821
+/-	Change in Fair Value of Vesting Date of Stock Awards and Option Awards Grnated in Prior Fiscal Years for which applicable Vesting Conditions were Satisfied during Fiscal Year(f)	—	(575,172)	(1,073,193)	(97,685)	(414,329)
-	Fair Value as of Prior Fiscal Year End of Stock Awards and Option Awards Granted in Prior Fiscal Years that Failed to meet Applicable Vesting Conditions during Applicable Fiscal Year(g)	—	—	—	—	—
=	Compensation Actually Paid	7,770,283	3,989,344	(945,110)	2,545,320	2,878,386

Please see footnote 1 for the non-PEO NEOs included in the average for each indicated fiscal year. Equity Award values are calculated in accordance with ASC 718, and the valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant.

(a) Represents the average “Total Compensation” as reported in the Summary Compensation Table for the non-PEO NEOs (as a group) in the applicable fiscal year.

(b) Represents the average of the total of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table granted to our non-PEO NEOs (as a group) during the applicable fiscal year, computed in accordance with ASC 718.

(c) Represents the average aggregate fair value as of the applicable fiscal year-end of our non-PEO NEOs’ (as a group) outstanding and unvested stock awards and option awards granted during such fiscal year, computed in accordance with ASC 718.

(d) Represents the average aggregate change in fair value during the applicable fiscal year of the outstanding and unvested stock awards and option awards held by our non-PEO NEOs (as a group) as of the last day of the applicable fiscal year, computed in accordance with ASC 718.

(e) Represents the average aggregate fair value at vesting of the stock awards and option awards that were granted to our non-PEO NEOs (as a group) and vested during the same applicable fiscal year, computed in accordance with ASC 718.

(f) Represents the average aggregate change in fair value, measured from the prior fiscal year-end to the vesting date, of each stock award and option award held by our non-PEO NEOs (as a group) that was granted in a prior fiscal year and which vested during the applicable fiscal year, computed in accordance with ASC 718.

(g) Represents the average aggregate fair value as of the last day of the prior fiscal year of our non-PEO NEOs’ (as a group) stock awards and option awards that were granted in a prior fiscal year and which failed to meet the applicable vesting conditions in the applicable fiscal year, computed in accordance with ASC 718.

(5) Pursuant to Item 402(v) of Regulation S-K, the comparison assumes $100 was invested in our common stock on May 27, 2021, using the closing stock price on that date. Historic stock price performance is not necessarily indicative of future stock price performance.

(6) The TSR Peer Group is the Nasdaq Biotechnology Index (NBI). This calculation assumes that $100 was invested in this index on May 27, 2021 (aligned with the period used in footnote #5 above).

Relationship Between Pay and Performance

“Compensation Actually Paid,” as calculated per Item 402(v) of Regulation S-K, reflects cash compensation actually paid as well as changes to the fair values of equity awards during the years shown in the table based on year-end or vesting date stock prices, and various accounting valuation assumptions. Due to how CAP is calculated, the CAP as reported for each year does not reflect the actual amounts earned by our NEOs from their equity awards. CAP generally fluctuates annually due to the change in our stock price from year to year as well as varying levels of actual achievement of performance goals.

Because CAP does not reflect the actual amount earned by our NEOs on their equity compensation, we do not use this measure for understanding how NEO pay aligns with our company performance. For a discussion of how our compensation committee assessed “pay-for-performance” and how our executive compensation program is designed to link executive compensation with the achievement of our financial and strategic objectives as well as stockholder value creation each year, see the “Compensation Discussion and Analysis” section above.

Below are graphs showing the relationship of “Compensation Actually Paid” to our PEO and non-PEO NEOs for our fiscal years 2021, 2022, 2023, 2024 and 2025 to (1) TSR of both our common stock and the Nasdaq Biotechnology Index (NBI) and (2) our net income (loss).

Tabular List of Financial Performance Measures

Given the current life-cycle stage of our Company, specific financial measures do not feature meaningfully in our incentive plan design, which focuses on clinical, regulatory and commercial advancement, business development and overall financial position, as described in the section titled “Compensation Discussion & Analysis.” For the fiscal year ended December 31, 2025, there were no financial performance measures used to link CAP paid to our NEOs to company performance and therefore, no company-selected measure is reported.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to calculate and provide information regarding the relationship between the annual total compensation of our CEO, and the median annual total compensation of our employees (other than our CEO) for the year ended December 31, 2025.

Measurement Date

We identified the median employee using our employee population on December 31, 2025 (including all employees, whether employed on a full-time or part-time basis).

Consistently Applied Compensation Measure

Under the SEC rules, we are required to identify the median employee by use of a “consistently applied compensation measure”, or CACM. We chose a CACM that closely approximates the annual target total direct compensation of our employees. Specifically, we identified the median employee by aggregating for each employee as of December 31, 2025: (1) annual base pay, (2) annual target cash incentive opportunity, (3) the fair market value for equity awards granted during the fiscal year ended December 31, 2025 (as determined at the grant date), and (4) any other items of compensation earned by, or paid to, such employee during 2025 (e.g. retention bonus, spot bonus, 401K match). For employees who joined the Company during 2025, we annualized their compensation values for base pay and annual performance-based cash incentive where applicable.

Methodology and Pay Ratio

After applying our CACM methodology, we identified the median employee. Once the median employee was identified, we calculated the median employee’s annual total direct compensation in accordance with the requirements of the Summary Compensation Table.

Our median employee compensation in 2025 as calculated using Summary Compensation Table requirements was $373,786. Our Chief Executive Officer’s compensation in 2025, as reported in the Summary Compensation Table, was $9,134,351. Therefore, our CEO Pay Ratio for 2025 is approximately 24:1.

We believe this ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act. This information is being provided for compliance purposes, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. Neither our compensation committee nor management of the Company used the CEO Pay Ratio measure in making compensation decisions.

Limitations on Liability and Indemnification Matters

Our restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by the DGCL. Consequently, our directors are not personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

•
any breach of the director’s duty of loyalty to us or our stockholders;
•
any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•
unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or

•
any transaction from which the director derived an improper personal benefit.

Our restated certificate of incorporation and our amended and restated bylaws require us to indemnify our directors and officers to the maximum extent not prohibited by the DGCL and allow us to indemnify other employees and agents as set forth in the DGCL. Subject to certain limitations, our amended and restated bylaws also require us to advance expenses incurred by our directors and officers for the defense of any action for which indemnification is required or permitted, subject to very limited exceptions.

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors, officers, and certain of our other employees. These agreements, among other things, require us to indemnify our directors, officers and key employees for certain expenses, including attorneys’ fees, judgments, penalties, fines and settlement amounts actually incurred by these individuals in any action or proceeding arising out of their service to us or any of our subsidiaries or any other company or enterprise to which these individuals provide services at our request. Subject to certain limitations, our indemnification agreements also require us to advance expenses incurred by our directors, officers and key employees for the defense of any action for which indemnification is required or permitted.

We believe that these provisions in our restated certificate of incorporation, amended and restated bylaws and indemnification agreements are necessary to attract and retain qualified persons such as directors, officers, and key employees. We also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our restated certificate of incorporation, amended and restated bylaws or in these indemnification agreements may discourage stockholders from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, executive officers or persons controlling us, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Compensation

The following table provides information for the year ended December 31, 2025 regarding all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of 2025, other than Dr. Bender, our Chief Executive Officer. Dr. Bender is not included in the table below, as he is an employee and receives no compensation for his service as director. The compensation received by Dr. Bender as an employee is shown in the “Executive Compensation-Summary Compensation Table” above. Other than as described below, none of our non-employee directors received any fees or reimbursement of any expenses (other than customary expenses in connection with the attendance of meetings of our board of directors).

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(3)(5)	Stock Awards ($)(4)(5)	Total ($)
Michael Gladstone(1)	22,292	—	—	22,292
Natalie Holles(2)	61,750	305,960	105,000	472,710
Garry Nicholson(2)	93,000	225,457	105,000	423,457
Scott Garland(2)	56,750	302,500	105,000	464,250
William Grossman	54,250	181,170	105,000	340,420
John Josey, Ph.D., M.B.A.(2)	56,750	282,158	105,000	443,908
Habib Dable, M.B.A.	56,750	181,170	105,000	342,920
Saira Ramasastry, M.S., M.Phil(2)	66,750	316,712	105,000	488,462

(1) Michael Gladstone was not nominated for re-election at our 2025 annual meeting of stockholders and ceased serving on our board of directors effective June 2, 2025.

(2) The director elected deferred rights to receive common stock under the Director Equity Deferral Plan (as defined below).

(3) The amounts reported represent the grant date fair value of the option awards granted to our non-employee directors in the year ended December 31, 2024 computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“ASC 718”). The assumptions used in calculating the grant date fair value of the stock awards reported in the Option Awards column are set forth in Note 10 to our consolidated financial statements included in the Original Filing. The amounts listed for each of Ms. Holles, Mr. Nicholson, Mr. Garland, Mr. Grossman, Dr. Josey, Mr. Dable and Ms. Ramasastry in 2025 also include the incremental fair value of $207,960, $127,457, $204,500, $83,170, $184,158, $83,170 and $218,712, respectively, computed as of the Repricing Effective Date in accordance with ASC 718, as a result of the repricing of 178,835, 103,735, 146,607, 98,996, 162,716, 98,996 and 186,116 stock options held by the respective directors at such time with original exercise prices ranging from $12.69 to $25.84. Refer to the section “Repricing of Designated Underwater Stock Options” above for additional information.

(4) The amounts reported in the Stock Awards column represent the aggregate grant date fair value of RSU awards granted during the year ended December 31, 2025, calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the awards reported in the Stock Awards column are set forth in Note 10 to our audited consolidated financial statements included elsewhere in the Original Filing.

(5) For information regarding the number of stock option awards and restricted stock awards held by each non-employee director as of December 31, 2025, see the table below:

Name	Shares Underlying Option Awards Held as of December 31, 2025	Shares Underlying Stock Awards Held as of December 31, 2025
Natalie Holles	190,085	72,310
Garry Nicholson	114,985	15,000
Scott Garland	157,857	15,000
William Grossman	86,170	15,000
John Josey, Ph.D., M.B.A	173,966	80,292
Habib Dable, M.B.A.	86,170	15,000
Saira Ramasastry, M.S., M.Phil	197,366	55,485

Non-Employee Director Compensation Arrangements

Our compensation arrangements for non-employee directors are reviewed and approved periodically by our compensation committee and board of directors.

Non-Employee Director Equity Compensation

Initial equity grant

Each non-employee director who is elected or appointed to our board of directors will be automatically granted options and RSUs under our 2021 Equity Incentive Plan with an aggregate value of up to $624,000 (unless otherwise determined by our board of directors) (the "Initial Award"). The number of (a) options granted subject to the Initial Award will be calculated based on a grant date fair value of $312,000 on the date the award is granted calculated in accordance with ASC 718 using a 30-trading day average closing price of one share of common stock and (b) RSUs subject to the Initial Award will be calculated based on a grant date fair value of $312,000 on the grant date, determined using the 30-trading day average closing price of one share of common stock or, if determined by the Board, pursuant to the methodology set forth in the 2021 Equity Incentive Plan, rounding down to the nearest whole share. In no event shall the number of shares issued exceed 45,000 shares subject to options and 30,000 shares subject to RSUs.

The options granted subject to the Initial Award shall vest as to 1/36th of the total shares on each monthly anniversary of the Initial Award grant date and the RSUs subject to the Initial Award shall vest as to 1/3rd of the total shares on each anniversary of the Initial Award grant date, in each case, so long as the non-employee director continues to provide services to the Company through such date. If a non-employee director’s service ends on the date of vesting, then the vesting shall be deemed to have occurred. This Initial Award shall accelerate in full upon the consummation of a “corporate transaction” (as defined in the 2021 Equity Incentive Plan), subject to the applicable non-employee director’s continued service as-of immediately prior to such corporate transaction.

Annual equity grant

Under the non-employee director compensation policy, on the date of each annual meeting of our stockholders (commencing with this Annual Meeting), each non-employee director serving on our board of directors prior to the annual meeting, and who will continue to serve on our board of directors following the annual meeting, will receive a grant of options and RSUs under the 2021 Equity Incentive Plan with an aggregate value of up to $312,000 (the "Annual Award"). The number of (a) options granted subject to the Annual Award will be calculated based on a grant date fair value of $156,000 on the date the award is granted calculated in accordance with ASC 718 using a 30-trading day average closing price of one share of common stock and (b) RSUs subject to the Annual Award will be calculated based on a grant date fair value of $156,000 on the grant date, determined using the 30-trading day average closing price of one share of common stock or, if determined by the Board, pursuant to the methodology set forth in the 2021 Equity Incentive Plan, rounding down to the nearest whole share. In no event shall the number of shares issued exceed 22,500 shares subject to options and 15,000 shares subject to RSUs.

The options subject to the Annual Award shall vest as to 1/12th of the total shares on each monthly anniversary of the Annual Award grant date, with the final vesting date on the date of the annual stockholder meeting, if earlier than the monthly anniversary of the Annual Award grant date, and the RSUs subject to the Annual Award shall vest in full on earlier of the anniversary of the Annual Award grant date or the next annual meeting of the Company’s stockholders in each case, so long as the non-employee director continues to provide services to the Company through such date. If a non-employee director’s service ends on the date of vesting, then the vesting shall be deemed to have occurred. This Annual Award shall accelerate in full upon the consummation of a “corporate transaction” (as defined in the 2021 Equity Incentive Plan), subject to the applicable non-employee director’s continued service as-of immediately prior to such corporate transaction.

Director Equity Deferral Plan

We have established a Director Equity Deferral Plan pursuant to which non-employee directors may elect to take some or all of their Annual Award in the form of deferred rights to receive common stock within a specified calendar year or upon termination as a director.

Non-Employee Director Cash Compensation

Each non-employee director will be entitled to receive an annual cash retainer paid quarterly in arrears and pro-rated for partial quarters served, for service on the board of directors. Each non-employee director is also entitled to additional annual cash compensation for committee membership. Chairs of our committees receive the cash compensation designated below for chairs in lieu of the non-chair member cash compensation. For information about the cash compensation policy for non-employee directors prior to July 2025, please see our definitive proxy statement for the fiscal year ended December 31, 2024 filed with the SEC on April 11, 2025.

The board of directors approved the following retainer amounts in May 2025, effective July 2025.

•
Annual cash retainer: $50,000;
•
Board of director non-executive chair: $35,000;
•
Audit committee chair: $20,000;
•
Audit committee member: $10,000;
•
Compensation committee chair: $15,000;
•
Compensation committee member: $7,500;
•
Nominating and corporate governance committee chair: $10,000; and
•
Nominating and corporate governance committee member: $5,000.

The board of directors approved the following retainer amounts in August 2025.

•
Research and Development committee chair: $10,000; and
•
Research and Development committee member: $5,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon vesting and exercise of outstanding securities (#)		Weighted-average exercise price of outstanding options ($)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (#)
Equity compensation plans approved by security holders	15,581,666	(2)	$14.92	8,240,664
Equity compensation plans not approved by security holders(4)	11,852		—	952,600
Total	15,593,518		$14.92	9,193,264
(1)
The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
(2)
Excludes purchase rights accruing under the 2021 Employee Stock Purchase Plan (“2021 ESPP”).
(3)
As of December 31, 2025, there were 5,000,589 shares of common stock available for issuance under the 2021 EIP. The number of shares reserved for issuance under our 2021 EIP increased automatically by 5,190,514 on January 1, 2026 and will increase automatically on the first day of January of each of 2027 through 2031 by the number of shares equal to five percent (5%) of the total number of outstanding shares of all classes of the company’s common stock plus the total number of shares of the company’s common stock issuable upon conversion of any preferred stock or exercise of any pre-funded warrants outstanding on each December 31 immediately prior to the date of increase or a lower number approved by our board of directors. As of December 31, 2025, there were 3,240,075 shares of common stock available for issuance under the 2021 ESPP. The number of shares reserved for issuance under our 2021 ESPP increased automatically by 1,038,102 shares on January 1, 2026 and will increase automatically on the first day of January of each year during the term of the 2021 ESPP by the number of shares equal to 1% of the total outstanding shares of our common stock plus the total number of shares of the company’s common stock issuable upon conversion of any preferred stock or exercise of any pre-funded warrants as of the immediately preceding December 31 or a lower number approved by our board of directors.
(4)
Represents shares subject to our 2022 Equity Inducement Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 1, 2026, by:

•
each of our named executive officers;

•
each of our directors or director nominees;
•
all of our directors and executive officers as a group; and
•
each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Applicable percentage ownership is based on 103,317,336 shares of common stock outstanding as of April 1, 2026. Shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of April 1, 2026 or restricted stock units (“RSUs”) that may vest and settle within 60 days of April 1, 2026 are deemed to be outstanding and to be beneficially owned by the person holding the stock options or RSUs for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the individuals and entities listed in the table below is 1800 Sierra Point Parkway, Suite 200, Brisbane, California 94005.

	Shares Beneficially Owned
Name of Beneficial Owner	Number (#)	Percent (%)
Directors and Named Executive Officers:
Jeremy Bender, Ph.D., M.B.A.(1)	4,494,303	4.2%
Charles York II, M.B.A.(2)	1,396,770	1.3%
Adam Dubow(3)	649,470	*
Lauren Merendino, M.B.A.(4)	495,617	*
Michael Vasconcelles, M.D.(5)	32,895	*
John A. Josey, Ph.D., M.B.A.(6)	255,633	*
Natalie Holles(7)	256,770	*
Saira Ramasastry, M.S., M.Phil.(8)	247,226	*
Scott Garland(9)	167,232	*
Garry Nicholson(10)	124,360	*
Habib Dable(11)	104,805	*
William Grossman(12)	104,805	*
All executive officers and directors as a group (12 persons)	8,329,886	7.6%
Over 5% Stockholders:
AI Day 1 LLC(13)	13,756,908	13.2%
Entities affiliated with Atlas Venture(14)	6,430,257	6.2%
BlackRock, Inc.(15)	5,849,917	5.7%
Glazer Capital, LLC(16)	5,615,390	5.4%
Vestal Point Capital, LP(17)	5,200,000	5.0%

* Less than 1%

(1)
Consists of (i) 204,603 shares held directly by Dr. Bender; (ii) 300,000 shares held by the Jeremy Bender 2025 Grantor Retained Annuity Trust of which the Reporting Person is trustee, (iii) 300,000 shares held by the Melissa Bender 2025 Grantor Retained Annuity Trust of which the Reporting Person's spouse is trustee, (iv) 20,204 shares held by The Jeremy Bender 2023 Grantor Retained Annuity Trust; (v) 18,197 shares held by The Melissa Bender 2023 Grantor Retained Annuity Trust; (vi) 147,702 shares held by The Melissa Bender 2022 Grantor Retained Annuity Trust, of which Dr. Bender’s spouse is the trustee; (vii) 808,285 shares held by the Bender Revocable Trust dated January 18, 2017, as amended, Jeremy Bender and Melissa C. Bender, Trustees; (viii) 2,355,194 stock options exercisable within 60 days of April 1, 2026; and (ix) 340,118 RSUs that may vest and settle within 60 days of April 1, 2026. Certain of the shares held directly are subject to Day One’s right of repurchase if underlying vesting conditions are not met.

(2)
Consists of (i) 312,025 shares held directly by Mr. York; (ii) 909,495 stock options exercisable within 60 days of April 1, 2026; and (iii) 175,250 RSUs that may vest and settle within 60 days of April 1, 2026. Certain of the shares held directly are subject to Day One’s right of repurchase if underlying vesting conditions are not met.
(3)
Consists of (i) 72,694 shares held directly by Mr. Dubow; (ii) 443,058 stock options exercisable within 60 days of April 1, 2026; and (iii) 133,718 RSUs that may vest and settle within 60 days of April 1, 2026.
(4)
Consists of (i) 60,157 shares held directly by Ms. Merendino; (ii) 332,431 stock options exercisable within 60 days of April 1, 2026; and (iii) 103,029 RSUs that may vest and settle within 60 days of April 1, 2026.
(5)
Consists of (i) 4,397 shares held directly by Dr. Vasconcelles; (ii) 14,248 stock options exercisable within 60 days of April 1, 2026; and (iii) 14,250 RSUs that may vest and settle within 60 days of April 1, 2026.
(6)
Consists of (i) 72,292 shares held directly by Mr. Josey; and (ii) 183,341 stock options exercisable within 60 days of April 1, 2026. Certain of the shares held directly are subject to the company’s right of repurchase if underlying vesting conditions are not met.
(7)
Consists of (i) 57,310 shares held directly by Ms. Holles; and (ii) 199,460 stock options exercisable within 60 days of April 1, 2026.
(8)
Consists of (i) 40,485 shares held directly by Ms. Ramasastry; and (ii) 206,741 stock options exercisable within 60 days of April 1, 2026. Certain of the shares held directly are subject to the company’s right of repurchase if underlying vesting conditions are not met.
(9)
Consists of 167,232 stock options exercisable within 60 days of April 1, 2026.
(10)
Consists of 124,360 stock options exercisable within 60 days of April 1, 2026.
(11)
Consists of 104,805 stock options exercisable within 60 days of April 1, 2026.
(12)
Consists of 104,805 stock options exercisable within 60 days of April 1, 2026.
(13)
As reported in a statement on Schedule 13D/A filed with the SEC on April 13, 2026 by AI Day1 LLC (“AI Day1”) and its affiliates. Represents (i) 12,929,322 shares held by AI Day1 and (ii) 827,586 shares issuable upon exercise of certain warrants to purchase common stock held by AI Day1 that are exercisable within 60 days of April 1, 2026 and may be deemed to be beneficially owned by Access Industries Holdings LLC (“AIH”), Access Industries Management, LLC (“AIM”) and Len Blavatnik because AIH indirectly controls all of the outstanding voting interests in AI Day 1 LLC, AIM controls AIH and Mr. Blavatnik controls AIM and holds a majority of the outstanding voting interests in AIH. The business address and principal executive offices of each of AI Day1, AIH, AIM and Mr. Blavatnik is c/o Access Industries, Inc., 40 West 57th Street, 28th Fl., New York, NY 10019.
(14)
As reported in a statement on Schedule 13G/A filed with the SEC on November 14, 2024. Of the total 6,430,257 shares beneficially owned, (i) Atlas Venture Fund XI, L.P. (“Atlas XI”) holds 4,806,826 shares directly, (ii) Atlas Venture Associates XI, L.P. (“AVA XI LP”) holds 62,855 shares directly, (iii) Atlas Venture Opportunity Fund I, L.P. (“AVO I”) holds 793,116 shares directly, (iv) Atlas Venture Associates Opportunity I, L.P. (“AVAO LP”) holds 793 shares directly, and (v) Atlas Venture Opportunity Fund II, L.P (“AVO II”) holds 766,667 shares directly.

Atlas Venture Associates XI, L.P. (“AVA XI LP”) is the general partner of Atlas XI and Atlas Venture Associates XI, LLC (“AVA XI LLC” and together with Atlas XI and AVA XI LP, the “Fund XI Reporting Persons”) is the general partner of AVA XI LP. Each of AVA XI LP and AVA XI LLC has voting and dispositive power over the shares held by Atlas XI. As such, each of the Fund XI Reporting Persons share voting and dispositive power with respect to the shares held by Atlas XI.

Atlas Venture Associates Opportunity I, L.P. (“AVAO LP’) is the general partner of AVO I and Atlas Venture Associates Opportunity I, LLC (“AVAO LLC”) is the general partner of Atlas Venture Associates Opportunity I, L.P. (“AVAO LP”). Each of AVO I, AVAO LP and AVAO LLC has shared voting and dispositive power over the shares held by AVO I. As such, each of the Opportunity Fund Reporting Persons share voting and dispositive power with respect to the shares held by AVO I.

Atlas Venture Associates Opportunity II, L.P. (“AVAO II LP”) is the general partner of AVO II and Atlas Venture Associates Opportunity II, LLC (“AVAO II LLC”) is the general partner of AVAO II LP. Each of AVO II, AVAO II LP and AVAO II LLC has shared voting and dispositive power over the shares held by AVO II. As such, each of the Opportunity Fund II Reporting Persons share voting and dispositive power with respect to the shares held by AVO II.

The business address and principal executive offices of each of Atlas XI, AVO I and AVO II is 300 Technology Square, 8th Floor, Cambridge, MA 02139.

(15)
As reported in a statement on Schedule 13G filed with the SEC on July 17, 2025 by BlackRock, Inc. (“BlackRock”) and its affiliates, and represents 5,849,917 shares of our common stock beneficially owned, or that may be deemed to be beneficially owned, by BlackRock, certain of its subsidiaries and affiliates, and other companies. The business address and principal executive offices of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(16)
As reported in a statement on Schedule 13G filed with the SEC on March 19, 2026 by Glazer Capital, LLC. Represents 5,615,390 shares of our common stock beneficially owned. The business address and principal executive offices of BlackRock, Inc. is 250 West 55th Street, Suite 30A, New York, New York 10019.
(17)
As reported in a statement on Schedule 13G filed with the SEC on February 17, 2026 by Vestal Point Capital, LP. Represents 5,200,000 shares of our common stock beneficially owned. The business address and principal executive offices of BlackRock, Inc. is 632 Broadway, Suite 602, New York, NY 10012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except for the executive officer and director compensation arrangements discussed above under “Executive Compensation”, since January 1, 2025, there have been no transactions or series of similar transactions, and there are currently no proposed transactions, to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements and our restated bylaws require us to indemnify our directors and executive officers to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our restated bylaws also require us to advance expenses incurred by our directors and officers. For more information regarding these agreements, see the section titled “Executive Compensation-Limitation on Liability and Indemnification Matters.”

Review, Approval or Ratification of Transactions with Related Parties

Our written related persons transactions policy provides that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a material related person transaction with us without the review and approval of our audit committee, or a committee composed solely of independent directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. The policy further provides that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates in which the amount involved exceeds $120,000 will be presented to our audit committee (or the committee composed solely of independent directors, if applicable) for review, consideration and approval. In approving or rejecting any such proposal, our audit committee (or the committee composed solely of independent directors, if applicable) will consider the relevant facts and circumstances available and deemed relevant to the audit committee (or the committee composed solely of independent directors, if applicable), including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Independence of the Board of Directors

The listing rules of the Nasdaq Stock Market LLC (“Nasdaq”) generally require that independent directors constitute a majority of a listed company’s board of directors. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees must be an “independent director.” Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, compensation committee members must not have a relationship with the listed company that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

In addition, audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors determined that each of our directors continuing in their role other than Dr. Bender are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making these determinations, our board of directors reviewed and discussed information provided by the directors and by us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our common stock by each non-employee director and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees and Services

We regularly review the services and fees from our independent registered public accounting firm. These services and fees are also reviewed with our audit committee annually. In accordance with standard policy, PwC will periodically rotate, the individuals who are responsible for our audit.The following table depicts the fees for services provided by PwC during the fiscal year ended December 31, 2025 and 2024.

	Fiscal Year Ended December 31,
Fees Billed to Day One	2025(1)	2024(1)
Audit Fees(2)	$1,598,000	$1,703,532
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(3)	2,000	2,000
Total Fees	$1,600,000	$1,705,532
(1)
Represents fees billed by PwC for the year ended December 31, 2025 and December 31, 2024.
(2)
Represents fees for professional services provided in connection with the audit of our financial statements, the review of our quarterly financial statements, registration statements and audit services provided in connection with other regulatory filings for the year ended December 31, 2025 and 2024.
(3)
All other fees represent fees for access to the PwC online publications databases.

There were no fees for services outside of the audit fees or other fees paid to PwC described above during 2024 and 2023.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm, the scope of services provided by the independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

All of the services relating to the fees described in the table above were approved by our audit committee.

PART IV

Item 15. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/ Furnished Herewith

2.1	Agreement and Plan of Merger, dated November 12, 2025, by and among Day One and Merger Sub and Mersana.	8-K	001-40431	November 13, 2025

3.1	Restated Certificate of Incorporation, dated June 1, 2021, as amended June 22, 2023.	10-Q	001-40431	August 7, 2023

3.2	Amended and Restated Bylaws, dated February 17, 2023.	8-K	001-40431	February 23, 2023

3.3	Certificate of Ownership and Merger, dated December 23, 2021	10-K	001-40431	March 7, 2022

4.1	Form of Common Stock Certificate	S-1/A	333-255754	May 24, 2021

4.2	Amended and Restated Investors’ Rights Agreement, dated February 1, 2021, by and among Day One Biopharmaceuticals Holding Company, LLC and certain of its stockholders.	S-1	333-255754	May 4, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-40431	July 30, 2024

4.4	Form of Securities Purchase Agreement.	8-K	001-40431	July 30, 2024

4.5	Form of Registration Rights Agreement	8-K	001-40431	July 30, 2024

4.6	Description of Registrant’s Securities	10-K	001-40431	March 7, 2022

10.1^	Form of Indemnification Agreement with directors and officers	S-1	333-255754	May 4, 2021

10.2^	Form of Change in Control and Severance Agreement	10-K	001-40431	March 7, 2022

10.3^	2021 Equity Incentive Plan and forms of award agreements	S-8	333-276372	January 4, 2024

10.4^	2021 Employee Stock Purchase Plan and forms of award agreements	S-8	333-276372	January 4, 2024

10.5^	2022 Equity Inducement Plan and forms of agreement	S-8	333-268071	October 31, 2022

10.6^	Director Equity Deferral Plan and Form of Irrevocable Deferral Election	10-K	001-40431	February 24, 2026

10.7†	Office Lease, dated June 26, 2024, by and between Arcus Biosciences, Inc., a Delaware corporation, and Day One Biopharmaceuticals, Inc.	10-K	001-40431	February 25, 2025

10.8†	Asset Transfer and License Agreement, effective as of December 16, 2019, by and between DOT Therapeutics-1, Inc. and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.9†	License Agreement for RAF, effective as of December 16, 2019, by and between Sunesis Pharmaceuticals, Inc. and DOT Therapeutics-1, Inc.	S-1	333-255754	May 4, 2021

10.10	Stock Exchange Agreement, dated May 4, 2021, by and between Day One Biopharmaceuticals Holding Co., LLC and Millennium Pharmaceuticals, Inc.	S-1	333-255754	May 4, 2021

10.11†	Amendment No. 1 to the License Agreement for RAF, dated March 4, 2024, by and between Day One Biopharmaceuticals, Inc. and Sunesis Pharmaceuticals, Inc.	8-K	001-40431	March 7, 2024

10.12†*	Asset Purchase Agreement, dated May 29, 2024.	10-Q	001-40431	August 2, 2024

10.13†*	Exclusive License Agreement by and between MabCare Therapeutics and Day One Biopharmaceuticals, Inc. dated June 17, 2024.	10-Q	001-40431	August 2, 2024

10.14†*	Exclusive License Agreement by and between Day One Biopharmaceuticals, Inc. and Ipsen Pharma SAS dated July 23, 2024.	10-Q	001-40431	October 30, 2024

19.1	Insider Trading Policy	10-K	001-40431	February 25, 2025

21.1	Subsidiary of the Registrant	10-K	001-40431	February 24, 2026

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K	001-40431	February 24, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40431	February 24, 2026

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40431	February 24, 2026

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40431	February 24, 2026

97.1	Compensation Recovery Policy	10-K	001-40431	February 25, 2025

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)				X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DAY ONE BIOPHARMACEUTICALS, INC.

Date: April 17, 2026	By:	/s/ Jeremy Bender, Ph.D., M.B.A.
Jeremy Bender, Ph.D., M.B.A.
Chief Executive Officer and President (Principal Executive Officer)

DAY ONE BIOPHARMACEUTICALS, INC.

Date: April 17, 2026	By:	/s/ Charles N. York II, M.B.A.
Charles N. York II, M.B.A.
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)